Form 10-Q
period 2026-04-30
REX AMERICAN RESOURCES Corp
filed 2026-06-02
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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

Yes ☐ No ☒

At the close of business on June 1, 2026, the registrant had 32,937,718 shares of Common Stock, par value $0.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Commonly Used Defined Terms

Corporate Structure:

REX/the Company	REX American Resources Corporation, and its majority and wholly owned subsidiaries
NuGen	NuGen Energy, LLC – REX owns 99.7%
One Earth	One Earth Energy, LLC and subsidiaries – REX owns 76.1%
Big River	Big River Resources, LLC and subsidiaries – REX owns 10.3%

Industry Terms:

CI	Carbon Intensity
CO2	Carbon dioxide
E-10	Gasoline blended with up to 10% ethanol by volume
E-15	Gasoline blended with up to 15% ethanol by volume
EACs	Energy Attribute Certificates
EPA	United States Environmental Protection Agency
FEOC	Foreign Entity of Concern
GHG	Greenhouse Gas
IRA	Inflation Reduction Act
IRC	Internal Revenue Code of 1986, as amended
IRC Section 45/Section 45	IRC § 45 - Electricity Produced from Certain Renewable Resources, etc.
IRS	Internal Revenue Service
OBBBA	One Big Beautiful Bill Act
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuel Standard II
RINs	Renewable Identification Number(s)
RVOs	Renewable Volume Obligations
Section 45Q/45Q	Section 45Q of the IRC
Section 45Z/45Z	Section 45Z of the IRC
SB	Illinois Senate Bill
SAF	Sustainable Aviation Fuel
SRE(s)	Small Refinery Exemption(s)
USDA	United States Department of Agriculture
USMCA	United States-Mexico-Canada Agreement

Accounting and General Business Terms:

ASC	Accounting Standards Codification
ASC 280	ASC 280, “Segment Reporting”
ASC 323	ASC 323, “Investments-Equity Method and Joint Ventures”
ASC 815	ASC 815, “Derivatives and Hedging”
ASC 820	ASC 820, “Fair Value Measurements and Disclosures”
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
SG&A	Selling, general, and administrative
RSUs	Restricted stock units
TSR	Total shareholder return
3

Forward-Looking Statements

This Form 10-Q contains or may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Readers are cautioned that there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include the risk factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission and include among other things: the impact of legislative and regulatory changes, the price volatility and availability of corn, distillers grains, ethanol, distillers corn oil, gasoline and natural gas, commodity market risk, ethanol plants operating efficiently and according to forecasts and projections, logistical interruptions, success in permitting and developing the planned carbon sequestration facility near the One Earth ethanol plant, changes in the international, national or regional economies, the impact of inflation, the ability to attract employees, weather, results of income tax audits, changes in income tax laws or regulations such as the OBBBA, the impact of U.S. foreign trade policy and tariffs, changes in foreign currency exchange rates, the effects of terrorism, wars and other conflicts, and the effect of pandemics on the Company’s business operations, including impacts on supplies, demand, personnel and other factors. The Company does not intend to update publicly any forward-looking statements except as required by law. Other factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (File No. 001-09097).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)

	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$117,668	$188,734
Short-term investments	246,640	187,048
Accounts receivable	21,597	14,682
Inventory	26,546	28,422
Refundable income taxes	10,731	12,374
Prepaid expenses and other	18,351	16,568
Total current assets	441,533	447,828
Property and equipment, net	282,041	272,029
Operating lease right-of-use assets	15,842	17,594
Finance lease right-of-use assets	17,083	17,558
Other assets	9,850	4,963
Equity method investment	41,325	37,759
Total assets	$807,674	$797,731

Liabilities and equity
Current liabilities:
Accounts payable – trade (includes $1,486 and $1,195 with related parties at April 30, 2026 and January 31, 2026, respectively)	$31,073	$38,400
Current operating lease liabilities	6,980	6,921
Current finance lease liabilities	469	469
Accrued expenses and other current liabilities	26,793	29,587
Total current liabilities	65,315	75,377
Long-term liabilities:
Deferred taxes	4,065	4,065
Long-term operating lease liabilities	9,423	11,148
Long-term finance lease liabilities	2,669	2,731
Other long-term liabilities	2,448	2,405
Total long-term liabilities	18,605	20,349
Equity:
REX shareholders’ equity:
Common stock	329	329
Paid in capital	137	66
Retained earnings	628,769	610,317
Total REX shareholders’ equity	629,235	610,712
Noncontrolling interests	94,519	91,293
Total equity	723,754	702,005
Total liabilities and equity	$807,674	$797,731

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended April 30,
	2026	2025

Net sales and revenue	$156,499	$158,340
Production tax credit income	7,549	-
Cost of sales (includes $18,840 and $24,849 with related parties for the three months ended April 30, 2026 and 2025, respectively.)	134,977	143,998

Gross profit	29,071	14,342

Selling, general and administrative expenses	(9,728)	(5,944)
Equity in income of unconsolidated affiliates	3,566	1,006
Interest and other income, net	3,206	4,222

Income before income taxes	26,115	13,626
Provision for income taxes	(4,437)	(2,954)

Net income	21,678	10,672
Net income attributable to noncontrolling interests	(3,226)	(1,994)
Net income attributable to REX common shareholders	$18,452	$8,678

Weighted average shares outstanding – basic and diluted	33,116	33,878

Basic and diluted net income per share attributable to REX common shareholders	$0.56	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended April 30, 2026 and 2025

Unaudited

(In Thousands)

	REX Shareholders

	Common Stock
	Issued		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2026	32,938	$329	$66	$610,317	$91,293	$702,005

Net income				18,452	3,226	21,678

Issuance of equity awards and stock-based compensation expense	-	-	71	-	-	71

Balance at April 30, 2026	32,938	$329	$137	$628,769	$94,519	$723,754

Balance at January 31, 2025	34,389	$344	$-	$559,993	$83,265	$643,602

Net income				8,678	1,994	10,672

Stock repurchases	(1,645)	(16)		(32,711)		(32,727)

Noncontrolling interests distribution and other					(2,005)	(2,005)

Issuance of equity awards and stock-based compensation expense	200	1	-	93	-	94

Balance at April 30, 2025	32,944	$329	$-	$536,053	$83,254	$619,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$21,678	$10,672
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,483	3,467
Noncash operating lease expense	1,752	1,552
Amortization of finance lease right-of-use assets	475	-
Stock-based compensation expense	2,363	394
Income from equity method investments	(3,566)	(1,006)
Interest income from investments	(2,025)	(1,740)
Loss on disposal of property and equipment – net	41	-
Deferred income taxes	(4,879)	1,707
Changes in assets and liabilities:
Accounts receivable	(6,915)	(6,465)
Inventory	1,876	1,167
Prepaid expenses and other	(1,803)	69
Refundable income taxes	1,643	(915)
Accounts payable – trade	(8,596)	(8,852)
Long-term taxes payable	-	279
Accrued expenses and other liabilities	(8,616)	(3,805)
Net cash used in operating activities	(2,089)	(3,476)
Cash flows from investing activities:
Capital expenditures	(11,639)	(6,900)
Purchases of short-term investments	(91,567)	(41,419)
Maturities of short-term investments	34,000	50,000
Proceeds from disposal of real estate and property and equipment	299	-
Deposits	(8)	128
Net cash (used in) provided by investing activities	(68,915)	1,809
Cash flows from financing activities:
Treasury stock acquired	-	(32,670)
Payments to noncontrolling interests holders	-	(2,005)
Principal paid on finance lease liabilities	(62)	-
Net cash used in financing activities	(62)	(34,675)

Net decrease in cash and cash equivalents	(71,066)	(36,342)
Cash and cash equivalents, beginning of period	188,734	196,255
Cash and cash equivalents, end of period	$117,668	$159,913

Non-cash investing activities – Accrued capital expenditures	$7,809	$2,717
Non-cash investing activities – Capital additions transferred from prepaid expenses	$20	$76
Non-cash financing activities – Stock awards accrued	$2,291	$301
Non-cash financing activities – Stock repurchases accrued	$-	$577
Non-cash financing activities – Excise tax on stock repurchases accrued	$-	$261
Operating right-of-use assets acquired and liabilities incurred upon lease commencement	$-	$3,007
Finance right-of-use assets acquired and liabilities incurred upon lease commencement	$-	$3,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

Note 1. Consolidated Financial Statements

References to the Company – References to “REX” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to REX American Resources Corporation, a Delaware corporation, and its majority and wholly owned subsidiaries.

The consolidated financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments necessary to state fairly the information set forth therein. Any such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Financial information as of January 31, 2026 included in these financial statements has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026 (fiscal year 2025). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

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

Common Stock – On May 28, 2026, shareholders adopted an amendment to the Certificate of Incorporation to increase the Company’s authorized common stock from 45,000,000 shares to 90,000,000 shares, which was then filed with the Secretary of State of Delaware.

Stock Split – On August 26, 2025, the Board of Directors of the Company adopted resolutions declaring a two-for-one split of the Company’s Common Stock to be effectuated in the form of a 100% stock dividend, payable on September 15, 2025 to shareholders of record at the close of business on September 8, 2025. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

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

Note 2. Accounting Policies

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the consolidated financial statements included in the Company’s fiscal year 2025 Annual Report on Form 10-K. While management believes that the procedures followed in the preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished at fiscal year-end. Examples of such estimates include accrued liabilities, such as management bonuses, and the provision for income taxes. Any adjustments pursuant to such estimates during the quarter were of a normal recurring nature. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not received on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off in the period they are determined to be uncollectible. As of April 30, 2026 and January 31, 2026, the Company believes that all amounts are collectible and an allowance for credit losses was not considered necessary. The balance of accounts receivable at January 31, 2025 was $21.5 million.

Change in Accounting Principles

The Company has determined that it qualifies for clean fuel production tax credits allowable under the IRA and OBBBA. The benefit recognized is determined based on the Company’s CI score. The Company intends on utilizing the tax credits earned in 2025 to offset taxes due and payable. The Company has not yet determined to what extent, if any, tax credits earned in 2026 will be monetized.

Effective February 1, 2026, the Company elected to early adopt ASU 2025-10, “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”) and as such, changed its accounting policy related to the accounting for Section 45Z tax credits. The Company will record the tax credits earned under the income model of ASU 2025-10 as “Production tax credit income”, included within gross profit on the Consolidated Statements of Operations and within “Other assets” on the Consolidated Balance Sheets. The Company determined the income model under ASU 2025-10 is preferable to better align with monetization potential in the future. The Company has determined that retrospective adjustment to prior period financials is required. The Company did not record any Section 45Z tax credits until the fourth quarter of 2025, and as such, there is no impact to the first quarter of 2025. As the Company does not intend to monetize the credits earned in 2025, the balance sheet classification as a deferred tax asset remains appropriate. Further, there is no impact to the prior period equity balances as the retrospective adjustments result in an increase in net income attributable to noncontrolling interests, offset by an increase in distributions to noncontrolling interests. As such, no retrospective adjustments to the balance sheet are required.

Below is a summary of reclassifications made to the Consolidated Statements of Operations for the year ended January 31, 2026 (amounts in thousands):

	Year Ended January 31, 2026

	As Previously Reported	Effect of Change	As Currently Reported

Production tax credit income	$-	$31,723	$31,723

Gross profit	$93,706	$31,723	$125,429

Income before income taxes	$88,572	$31,723	$120,295

Benefit (provision) for income taxes	$6,502	$(28,089)	$(21,587)

Net income	$95,074	$3,634	$98,708

Net income attributable to noncontrolling interests	$(12,123)	$(3,634)	$(15,757)

Net income attributable to REX common shareholders	$82,951	$-	$82,951

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

Financial Instruments

Certain of the forward corn and natural gas purchase contracts and ethanol, distillers grains and distillers corn oil sale contracts are accounted for under the “normal purchases and normal sales” scope exemption of ASC 815 because these arrangements are for purchases of corn that will be delivered in quantities expected to be used by the Company and sales of ethanol, distillers grains and distillers corn oil in quantities expected to be sold by the Company over a reasonable period of time in the normal course of business.

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

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company did not pay income tax or receive any tax refunds during the three months ended April 30, 2026. The Company paid income taxes of approximately $1.9 million and received no refunds during the three months ended April 30, 2025.

As of April 30, 2026 and January 31, 2026, total unrecognized tax benefits were approximately $259,000. Accrued penalties and interest were approximately $131,000 and approximately $124,000 at April 30, 2026 and January 31, 2026, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $177,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation.

Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down in instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company did not record any inventory write-downs at April 30, 2026. The Company recorded approximately $0.1 million of inventory write-downs in cost of sales at January 31, 2026. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows (amounts in thousands):

	April 30, 2026	January 31, 2026

Ethanol and other finished goods	$4,387	$5,809
Work in process	5,274	5,431
Corn and other raw materials	16,885	17,182
Total	$26,546	$28,422

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 40 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first three months of fiscal year 2026 or 2025.

The Company tests for recoverability of an asset group by comparing its carrying amount to its estimated undiscounted future cash flows. If the carrying amount exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by which the asset group’s carrying amount exceeds its fair value, if any.

Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The Company accounts for investments in a limited liability company in which it has a less than 20% ownership interest using the equity method of accounting when the factors discussed in ASC 323 are met. The excess of the carrying value over the underlying equity in the net assets of equity method investees is allocated to specific assets and liabilities. Investments in businesses that the Company does not control but over which it has the ability to exercise significant influence over operating and financial matters are accounted for using the equity method. The

Company accounts for its investment in Big River using the equity method of accounting and includes the results on a delayed basis of one month as Big River has a fiscal year end of December 31.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which provides clarity in assessing an entity’s performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. This ASU is effective for the Company’s fiscal year ended January 31, 2028. Early adoption is permitted, but not required. The Company is currently evaluating the impact of this ASU.

Note 3. Net Sales and Revenue

The Company recognizes sales of products when obligations under the terms of the respective contracts with customers are satisfied. This occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car or truck used to transport the products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods. Sales, value added and other taxes the Company collects concurrently with revenue producing activities are excluded from net sales and revenue.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended
	April 30,
	2026	2025
Ethanol	$119,881	$124,397
Dried distillers grains	24,163	22,286
Distillers corn oil	12,956	9,879
Modified distillers grains	1,033	1,623
Derivative financial instruments (losses) gains	(1,576)	17
Other	42	138
Total	$156,499	$158,340

Note 4. Leases

Operating Leases

At April 30, 2026, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations and total cash paid for amounts included in the measurement of lease liabilities are as follows (amounts in thousands):

	Three Months Ended April 30,
	2026	2025

Operating lease expense	$2,052	$2,008
Variable lease expense	46	66
Total lease expense	$2,098	$2,074

Total cash paid in measurement of lease liability	$1,922	$2,171
15

The following table is a summary of future minimum rentals on such leases at April 30, 2026 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2027	$5,788
2028	6,382
2029	3,701
2030	2,028
2031	129
Total	18,028
Less: present value discount	1,625
Operating lease liabilities	$16,403

At April 30, 2026, the weighted average remaining lease term is 2.5 years, and the weighted average discount rate is 6.62% for the outstanding leases.

At January 31, 2026, the weighted average remaining lease term was 2.7 years, and the weighted average discount rate was 6.61% for the outstanding leases.

Finance Lease

At April 30, 2026, the Company had one lease agreement that was classified as a finance lease for an electrical substation facility. Prepayments totaling $15.6 million were made prior to fiscal year 2025. This balance was included in the finance lease right-of-use asset calculation upon lease commencement in fiscal year 2025 as a non-cash investing activity. The lease includes monthly payments of approximately $39,000 to be made over the term of the lease. The lease term for this lease includes the noncancelable period of the lease and any periods for which only the Company has the option to cancel but is reasonably expected to continue the lease. Based on this, the lease term was determined to be 10 years. Control of the facility’s output was transferred to the Company just before the end of the first quarter of fiscal year 2025, with monthly lease expense commencing in the second quarter of fiscal year 2025. For the three month period ended April 30, 2026, expense related to this lease was approximately $0.5 million, which includes approximately $55,000 in interest expense.

The weighted average remaining lease term for the finance lease was 9.0 and 9.3 years as of April 30, 2026 and January 31, 2026, respectively. A discount rate of 6.9% was deemed appropriate as an incremental borrowing rate for a 10-year term.

The following table is a summary of future minimum rentals on the lease at April 30, 2026 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2027	$352
2028	469
2029	469
2030	469
2031	469
Thereafter	1,993
Total	4,221
Less: present value discount	1,083
Finance lease liabilities	$3,138

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

Financial assets and liabilities measured at fair value on a recurring basis at April 30, 2026 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$708	$-	$708
Commodity futures asset (2)	(650)	-	-	(650)
Total assets	$(650)	$708	$-	$58

Forward purchase contracts liability (3)	$-	$625	$-	$625

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2026 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$280	$-	$280
Commodity futures (2)	433	-	-	433
Total assets	$433	$280	$-	$713

Forward purchase contracts liability (3)	$-	$529	$-	$529

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(2)	The commodity futures assets and liabilities are netted with cash collateral due from broker and included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(3)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	April 30, 2026	January 31, 2026

Land and improvements	$42,541	$42,840
Buildings and improvements	33,207	32,839
Machinery, equipment, and fixtures	372,099	371,405
Construction in progress	112,093	98,722
Total property and equipment	559,940	545,806
Less: Accumulated depreciation	(277,899)	(273,777)
Total	$282,041	$272,029
18

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	April 30, 2026	January 31, 2026

Deferred taxes	$7,767	$3,974
Production tax credit	970	-
Other	1,113	989
Total	$9,850	$4,963

In the three months ended April 30, 2026, the Company recorded $6.6 million in production tax credit income to be utilized to reduce future tax payments and as such, has recorded the corresponding asset within the deferred tax asset line above. The $970,000 in the table above represents the noncontrolling interests portion of the production tax credit income that has not yet been distributed to those shareholders.

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	April 30, 2026	January 31, 2026

Accrued payroll and related items	$11,365	$15,056
Accrued utility charges	2,707	3,870
Accrued capital expenditures	7,470	5,563
Accrued transportation related items	337	286
Accrued real estate taxes	1,795	1,581
Forward purchase contracts	625	529
Other	2,494	2,702
Total	$26,793	$29,587

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (amounts in table in thousands):

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
	April 30, 2026	January 31, 2026	April 30, 2026	January 31, 2026

Forward purchase contracts (1)	$708	$280	$625	$529

Cash collateral balance (2)	$2,026	$180	$-	$-
Commodity futures (3)	(650)	433	-	-
Net position with broker	$1,376	$613	$-	$-

Total	$2,084	$893	$625	$529

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 10.6 million and 8.8 million bushels of corn at April 30, 2026 and January 31, 2026, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 13.1 million and 9.6 million bushels of corn at April 30, 2026 and January 31, 2026, respectively.

(2)	As of April 30, 2026 and January 31, 2026, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of April 30, 2026 and January 31, 2026, the Company recorded this collateral balance within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(3)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long-buy positions for approximately 6.9 million and 5.7 million bushels of corn, respectively, at April 30, 2026. These contracts also included short/sell positions for approximately 630,000 gallons of ethanol at April 30, 2026. These contracts included short/sell positions and long/buy positions for approximately 2.4 million and 1.8 million bushels of corn, respectively, at January 31, 2026.

See Note 5 which contains fair value information related to derivative financial instruments.

The following table provides information about (losses) gains recognized in income from the Company’s derivative financial instruments and the line items on the accompanying Consolidated

Statements of Operations in which the fair values are reflected for the three months ended April 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended April 30,
	2026	2025

Net sales	$(1,576)	$17

Cost of sales	$(360)	$1,968

Note 10. Investments

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at April 30, 2026 and January 31, 2026 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	April 30, 2026	January 31, 2026

Big River	10.3%	$41,325	$ 37,759

Undistributed earnings of the Company’s equity method investee totaled approximately $21.3 million and approximately $17.7 million at April 30, 2026 and January 31, 2026, respectively. The Company did not receive dividends from its equity method investee in the first quarter of fiscal year 2026 or 2025.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended April 30,
	2026	2025

Net sales and revenue	$269,710	$272,303
Production tax credit income	$19,892	$-
Gross profit	$45,105	$14,250
Depreciation expense	$4,333	$3,862
Net income	$42,687	$11,736
Net income attributable to members	$37,430	$9,675
21

Short-term Investments

At April 30, 2026, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $246.6 million. The contractual maturity of these investments was less than one year. The weighted average yield to maturity rate was approximately 3.7%. Unrecognized holding losses at April 30, 2026 were approximately $107,000.

At January 31, 2026, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $187.0 million. The contractual maturity of these investments was less than one year. The weighted average yield to maturity rate was approximately 3.8%. Unrecognized holding losses at January 31, 2026 were approximately $52,000.

Note 11. Employee Benefits

Until its expiration on June 1, 2025, the Company maintained the REX American Resources Corporation 2015 Incentive Plan, approved by its shareholders, which reserved a total of 3,300,000 split-adjusted shares of common stock for issuance pursuant to its terms. At its time of expiration, 1,065,809 shares (pre-2025 split) remained available for issuance under the plan.

On May 28, 2026, shareholders approved the REX American Resources Corporation 2026 Incentive Plan, which reserves a total of 1,500,000 shares of common stock pursuant to its terms. The plan provides for the granting of shares of stock, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, and restricted stock unit awards to eligible employees, non-employee directors and consultants.

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

Based on retirement eligibility provisions, a portion of restricted stock grants were expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At April 30, 2026, 20,964 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $174,000, to be recognized over a weighted average vesting term of 1.0 year.

The following tables summarize legally unvested restricted stock award activity for the periods presented:

	Three Months Ended April 30, 2026

	Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-vested at January 31, 2026	160,364	$3,244	1
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-vested at April 30, 2026	160,364	$3,244	1

	Three Months Ended April 30, 2025

	Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-vested at January 31, 2025	324,784	$6,190	2
Granted	-	-
Forfeited	-	-
Vested	-	-

Non-vested at April 30, 2025	324,784	$6,190	1

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

Note 12. Income Taxes

The Company’s income tax provision was approximately $4.4 million and $3.0 million for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate was 17.0% and 21.7% for the three months ended April 30, 2026 and 2025, respectively. The primary causes for the difference between the statutory tax rate and our effective tax rate are the impact from nontaxable income associated with 45Z tax credits, as well the impact from noncontrolling interests.

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

On July 4, 2025, the OBBBA was signed into law. The OBBBA contains various tax reform provisions affecting businesses, such as the extension of bonus depreciation for assets placed in service after January 19, 2025 and immediate expensing of domestic research and development costs, to result in current deductions that allowed for lower cash paid for income taxes for 2025. The OBBBA made changes to the 45Z and 45Q tax credits that the Company intends to take advantage of which materially impact our financial results. The Section 45Z clean fuel production credit is a general business credit that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the IRA, and subsequently extended by the OBBBA, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit utilizes a sliding scale where credits can be earned incrementally between $0.02 and $0.20 ($0.10 and $1.00 if prevailing wage and apprenticeship requirements are met) per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents earned upon achieving a CI score below 47.5. The Company expects that it is more-likely-than-not that prevailing wage and apprenticeship requirements will be met for 2025 and 2026 for its consolidated ethanol plants and has calculated the credit at the applicable credit rate based on its CI score for fiscal 2025 and its estimated CI score for the first quarter of fiscal 2026, after the purchase of EACs.

Effective February 1, 2026, the Company elected to early adopt ASU 2025-10, “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”) and as such, changed its accounting policy related to the accounting for Section 45Z tax credits. The Company will record the tax credits earned under the income model of ASU 2025-10 as “Production tax credit income”, included within gross profit on the Consolidated Statements of Operations and within “Other assets” on the Consolidated Balance Sheets. The Company determined the income model under ASU 2025-10 is preferable to better align with monetization potential in the future.

The Company files a U.S. federal income tax return and income tax returns in various states. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years ended January 31, 2014 and prior. The Company is currently finalizing, as an agreement in principle has been reached, a federal income tax examination for the years ended January 31, 2015 through January 31, 2022 related to tax credits claimed on returns during those years.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, for the three month periods ended April 30, 2026 and 2025, is as follows (amounts in thousands):

	Three Months Ended April 30,
	2026	2025

Unrecognized tax benefits, beginning of period	$383	$18,978
Changes for prior years’ tax positions	6	7
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$389	$18,985

At April 30, 2026 and January 31, 2026 the unrecognized tax benefits were included within the following lines on the accompanying Consolidated Balance Sheets (amounts in thousands):

	April 30, 2026	January 31, 2026

Refundable income taxes	$(88)	$(88)
Other long-term liabilities	477	471

Unrecognized tax benefits, end of period	$389	$383

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s), management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. There were no material liabilities recorded for legal actions at April 30, 2026 as the Company did not believe that there was a probable and reasonably estimable significant loss associated with any legal contingencies.

At April 30, 2026, One Earth and NuGen had combined forward purchase contracts for approximately 23.7 million bushels of corn, the principal raw material for their ethanol plants, and they had combined forward purchase contracts for approximately 1.5 million MmBtu (million British thermal unit) of natural gas.

At April 30, 2026, One Earth and NuGen had combined sales commitments for approximately 63.5 million gallons of ethanol, approximately 120,700 tons of distillers grains and approximately 20.4 million pounds of distillers corn oil.

One Earth entered into a 15-year agreement, effective February 1, 2019, with an unrelated party for the use of a portion of that party’s natural gas pipeline, with monthly payments of $29,250. One Earth paid approximately $88,000 in the three month periods ended April 30, 2026 and 2025, pursuant to the agreement.

At April 30, 2026, One Earth had signed non-cancelable contracts for capital projects with approximately $12.5 million remaining in future payments.

Note 14. Related-Party Transactions

During the first quarter of fiscal years 2026 and 2025, One Earth and NuGen purchased approximately $18.8 million and $24.8 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. The Company had amounts payable to related parties of approximately $1.5 million and $1.2 million at April 30, 2026 and January 31, 2026, respectively.

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

The following tables set forth certain financial data for the Company’s reportable segment for the three month periods ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,
	2026	2025
Net sales and revenue
Ethanol and by-products	$426,209	$430,643
Reconciling Item: Equity method ethanol investment	(269,710)	(272,303)
Total consolidated net sales and revenue	$156,499	$158,340

Production tax credit income
Ethanol and by-products	$27,441	$-
Reconciling Item: Equity method ethanol investment	(19,892)	-
Total consolidated production tax credit income	$7,549	$-

Cost of sales
Ethanol and by-products:
Cost of corn	$264,599	$280,365
Other cost of sales (1)	114,875	121,686
Reconciling Item: Equity method ethanol investment	(244,497)	(258,053)
Total cost of sales	$134,977	$143,998

Gross profit
Ethanol and by-products	$74,176	$28,592
Reconciling Item: Equity method ethanol investment	(45,105)	(14,250)
Total consolidated gross profit	$29,071	$14,342

Depreciation and amortization expense
Ethanol and by-products	$13,196	$10,239
Reconciling Item: Equity method ethanol investment	(6,486)	(5,220)
Total consolidated depreciation and amortization expense	$6,710	$5,019

Income before taxes
Ethanol and by-products	$68,802	$25,362
Reconciling Item: Equity method ethanol investment	(42,687)	(11,736)
Total consolidated income before income taxes	26,115	13,626
Provision for income taxes	(4,437)	(2,954)
Total consolidated net income	$21,678	$10,672

(1)	Expenses within “Other cost of sales” consist primarily of depreciation, other raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, production labor and related payroll costs, and general facility overhead charges.
27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At April 30, 2026, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at April 30, 2026:

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth, is in the developmental stage of a carbon sequestration project near the One Earth ethanol plant. In October 2022, we applied to the EPA for a Class VI injection well permit for three wells, and we continue to provide information to the EPA upon request during the technical review of our application. We currently expect the EPA to prepare a draft permit by July 2026 and make a final permit decision by November 2026, according to the EPA’s Class VI Permit Tracker Dashboard on their website. We also must obtain certain state and county permits for the sequestration site and connector pipeline. We have completed the construction of the capture and compression facility to capture, dehydrate, and compress carbon dioxide from the One Earth ethanol plant to a state suitable for sequestration. Testing has not yet been completed and we cannot begin construction of the CO2 connector pipeline between the One Earth compression facility and the sequestration well until further permits and approvals are received.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project. Also see the discussion under “Trends and Uncertainties” relating to the impact of certain recently adopted legislation and certain recently proposed legislation that, if enacted, could affect our carbon sequestration project.

We are also expanding the One Earth ethanol plant. We received a construction permit from the EPA to increase production from 150 million gallons of ethanol per year to 175 million gallons of ethanol per year. Once we achieve that level of production, we intend to apply for another permit to increase production to 200 million gallons per year. We continue to work to identify ways to further reduce our CI score at the One Earth plant with the intention of maximizing tax credits available under the IRA and OBBBA.

We currently budget capital expenditures for both the expansion and sequestration projects at One Earth to be approximately $220 million to $230 million, subject to further refinement as we move forward, including impacts from inflation. We plan to pay for all expenditures from available cash. As of April 30, 2026, we had spent $58.7 million since inception toward the carbon sequestration project and were contractually obligated to spend an additional $0.2 million. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q, based on tons of carbon sequestered, and section 45Z, based on gallons of ethanol produced, as outlined in the IRA and OBBBA. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. As of April 30, 2026, we had spent $117.7 million since inception and were contractually committed to spend an additional $9.2 million toward plant capacity expansion at One Earth.

The IRA created a new Clean Fuel Production Credit, available for calendar years 2025 – 2027 which, based on proposed rulemaking by the U.S. Department of Treasury, established a tax credit that utilizes a sliding scale where credits can be earned incrementally between $0.02 and $0.20 ($0.10 and $1.00 if prevailing wage and apprenticeship requirements are met) per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents credit earned upon achieving a CI score below 47.5, to incentivize further increases in plant efficiencies within the industry. The OBBBA extended the time period during which 45Z credits can be claimed by two years, through December 31, 2029. The. U.S. Department of the Treasury issued proposed rules on February 3, 2026 on qualification for 45Z tax credits. Based on proposed regulations, we recognized approximately $31.7 million and $7.5 million in 45Z tax credits through our consolidated subsidiaries for fiscal year 2025 and the first quarter of fiscal year 2026, respectively. Public hearings were held on the proposed rules in 2026.

In May 2023, NuGen, our majority owned ethanol plant in Marion, South Dakota, signed an agreement to be part of Summit Carbon Solutions’ carbon capture and storage pipeline. Should Summit Carbon Solutions be able to obtain all necessary permits and approvals, the agreement would allow NuGen to share in the economic benefits of tax credits through the sale of the CO2 output of its ethanol production facility for sequestration, as well as to reduce its net carbon emissions. In March 2025, South Dakota enacted a law that bans the use of eminent domain in connection with CO2 pipelines. In addition, in March 2026, a North Dakota Court voided the permits issued to Summit Carbon Solutions for underground storage of carbon dioxide as the Court has deemed the law under which the permits were issued to be unconstitutional. Summit Carbon Solutions is analyzing the decision and is contemplating next steps. These actions have delayed and could make the sequestration project for the NuGen facility more difficult for Summit Carbon Solutions to complete.

We plan to seek and evaluate various investment opportunities, including ethanol and/or energy related, carbon sequestration, agricultural or other ventures we believe fit our investment criteria. We can make no assurances that we will be successful in our efforts to find such opportunities.

Refined Coal

On August 10, 2017, we purchased, through a 95.35% owned subsidiary, the entire ownership interest of an entity that owned a refined coal facility. We began operating the refined coal facility immediately after the acquisition. Using licensed technology, our plant applied two separate chemicals to convert feedstock coal into refined coal, which was sold to the end user of the refined coal. The refined coal operating results were subsidized by federal production tax credits through November 18, 2021, subject to meeting qualified emissions reductions as governed by Section 45 of the IRC. We ceased operating the facility on November 18, 2021 and subsequently sold the facility. The approximately $58.2 million in federal production tax credits received through the ownership of this facility remain under IRS audit. That audit is in the process of being finalized, with the Company expecting to retain all federal production credits claimed for this project.

Critical Accounting Policies and Estimates

During the three months ended April 30, 2026, we did not change any of our critical accounting policies as disclosed in our 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2026.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2026” means the period February 1, 2026 to January 31, 2027. The Company includes the results of operations of One Earth in its Consolidated Statements of Operations on a delayed basis of one month as One Earth has a fiscal year end of December 31.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II, established in October 2010, has been an important factor in the growth of ethanol usage in the United States. There has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The waiving of a refiner’s obligation effectively lowers the amount of renewable fuels required to be blended, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple ongoing legal challenges to how the EPA has handled SREs and RFS rulemaking. On August 22, 2025, the EPA ruled on much of the backlog of SREs, issuing 63 full exemptions, 77 partial exemptions of 50%, 28 denials and 7 ruled as ineligible. On November 7, 2025, the EPA issued two 100% waivers, twelve 50% waivers and two denials. As of May 21, 2026, there were 40 SRE petitions pending from compliance years 2023-2025.

The EPA has issued RVOs for calendar years 2023-2025. The volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. On March 27, 2026, the EPA issued total RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year.

The EPA issued emergency waivers allowing the sale of E-15 gasoline for the 2026 summer months. 2026 will represent the fifth consecutive year for these emergency waivers. The EPA has not granted E-15 the same Reid vapor pressure waiver as E-10, so absent the emergency waivers, E-15 may not be sold in most states from June 1 to September 15. Efforts continue in the United States Congress to pass legislation allowing for the sale of E-15 gasoline year-round. On May 13, 2026, House Resolution 1346 was passed by the House of Representative which would allow for year-round E-15 sales, but there is no set timeline for consideration in the Senate.

The IRA, signed into law on August 16, 2022, created a new Clean Fuel Production Credit, Section 45Z, originally available for years 2025 to 2027. Based on proposed rulemaking by the United States Department of Treasury, the Clean Fuel Production Credit will be established utilizing a sliding scale where tax credits may be earned incrementally between $0.02 and $0.20 ($0.10 and $1.00 if prevailing wage and apprenticeship requirements are met) per gallon of non-SAF fuels based on a plant’s GHG reduction below a 50 CI score threshold, with the first two or ten cents credit earned upon achieving a CI score below 47.5. The IRA also raises the carbon capture tax credit under Section 45Q from $50 per metric ton to $85 per metric ton. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available.

The OBBBA introduced major revisions to clean energy tax credits. Key provisions include extending the 45Z credit through December 31, 2029, removing the indirect land-use change penalty for crop-based feedstocks beginning in 2026, limiting eligibility to feedstocks under the USMCA, imposing FEOC restrictions, and prohibiting negative emissions rates except from animal manure. It also modified the 45Q tax credit for facilities placed in service after the bill enactment but maintained the $85 per ton tax credit if the prevailing wage and apprenticeship requirements are met. 45Q credits are available for 12 years from the time CO2 injection begins.

We have secured land easements from all necessary landowners to allow the construction of the CO2 connector pipeline on their land from the ethanol plant to the first two injection wells for our carbon sequestration project near the One Earth ethanol facility. We also have landowner subsurface easements for the first injection well with capacity sufficient to allow for carbon sequestration for our One Earth plant for an estimated 15 years. The Illinois Safety and Aid for the Environment in Carbon Capture and Sequestration Act (SB 1289), enacted in 2024, imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the legislation imposed a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date new federal CO2 pipeline safety standards are finalized by the federal PHMSA or, subject to certain other conditions, July 1, 2026.

Illinois Senate Bill 1723, enacted in 2025, prohibits carbon sequestration activities over, under, or through the aquifer as defined by the EPA. The proposed injection wells for our carbon sequestration project are located outside of these areas.

Although we have made meaningful progress and significant investments in the carbon sequestration project at One Earth, we continue to work with the various government agencies involved to obtain all required permits and approvals, with no assurance of the ultimate success or timing of the project.

The United States exported an estimated 2.2 billion gallons of ethanol in 2025, up from approximately 1.9 and 1.4 billion gallons in 2024 and 2023, respectively. In 2025 and 2024, an estimated 11.6 and 12.1 million metric tons, respectively, of distillers grains were exported from the United States, which represented approximately 36% and 37% in 2025 and 2024, respectively, of U.S production. There has been much discussion around proposed and recently enacted tariffs by the United States and counter-

tariffs and other trade restriction involving countries which have been large purchasers from our industry in the United States.

Based on the May 12, 2026 report from the USDA, corn production is forecasted to be approximately 16.0 billion bushels in 2026. The average corn yield is forecasted to be 183 bushels per acre, with planted acres projected to be 95.3 million and harvested acres projected to be 87.4 million. The January 12, 2026 USDA report had estimated a record 2025 corn production of 17.0 billion bushels with an estimated 186.5 bushels per acre, on an estimated 91.3 million acres harvested.

The trends and uncertainties mentioned above could impact our future operating results in both positive and negative ways.

Comparison of Three Months Ended April 30, 2026 and 2025

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended April 30,
	2026	2025

Net sales and revenue	$156,499	$158,340
Production tax credit income	7,549	-
Cost of sales	134,977	143,998
Gross profit	$29,071	$14,342

Income before income taxes	$26,115	$13,626

Provision for income taxes	$(4,437)	$(2,954)

Net income attributable to REX common shareholders	$18,452	$8,678

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended April 30,
	2026	2025

Ethanol	$119,881	$124,397
Dried distillers grains	24,163	22,286
Distillers corn oil	12,956	9,879
Modified distillers grains	1,033	1,623
Derivative financial instruments (losses) gains	(1,576)	17
Other	42	138
Total	$156,499	$158,340
33

The following table summarizes selected operating data:

	Three Months Ended April 30,
	2026	2025

Average selling price per gallon of ethanol (net of hedging)	$1.66	$1.76
Gallons of ethanol sold (in millions)	71.1	70.9
Average selling price per ton of dried distillers grains	$155.86	$145.65
Tons of dried distillers grains sold	155,032	153,010
Average selling price per pound of distillers corn oil	$0.54	$0.46
Pounds of distillers corn oil sold (in millions)	23.9	21.4
Average selling price per ton of modified distillers grains	$76.94	$73.44
Tons of modified distillers grains sold	13,427	22,094

Net sales and revenue in the quarter ended April 30, 2026 decreased approximately 1% compared to the prior fiscal year first quarter.

Ethanol revenue, net of hedging, decreased 5% in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 as the selling price per gallon decreased 6%, while gallons sold increased slightly. Ethanol pricing is affected by many factors, including overall market supply and demand, as well as corn and gasoline pricing.

Dried distillers grains revenue increased 8% in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 as there was a 7% increase in the average price per ton sold and a 1% increase in tons sold. The increase in the dried distillers grains selling price primarily reflects increased soymeal prices, which are often correlated with the price of distillers grains, as well as increased export demand. The increase in tons sold was impacted by variability in production levels of other ethanol by-products.

Distillers corn oil revenue increased approximately 31% in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 as the selling price per pound increased 17% and the amount of pounds sold increased 12%. The corn oil yield per bushel ground improved at our consolidated ethanol plants in the three month period ended April 30, 2026, relative to the comparable period in fiscal 2025. The increase in the distillers corn oil selling price resulted primarily from fluctuations in demand in the renewable biodiesel market.

Modified distillers grains revenue decreased 36% in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 as the amount of tons sold decreased by 39%, offset partially with a 5% increase in the average selling price per ton sold. The increase in the modified distillers grains selling price primarily reflects increased soymeal prices, which are often correlated with the price of distillers grains. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon market conditions.

The Company has determined that it qualifies for clean fuel production tax credits allowable under the IRA and OBBBA. The benefit recognized is determined based on the Company’s CI score to date. The Company recorded $7.5 million in 45Z production tax credit income during the three months ended April 30, 2026 and did not record any in the comparable prior fiscal year period as proposed regulations had not yet been issued.

Cost of sales decreased 6% in the quarter ended April 30, 2026, compared to the prior fiscal year first quarter. Corn accounted for approximately 75% ($101.7 million) of our cost of sales during the first quarter of fiscal year 2026 compared to approximately 74% ($106.3 million) during the first quarter of fiscal year 2025. Natural gas accounted for approximately 6% ($8.7 million) of our cost of sales during the first quarter of fiscal year 2026 and 6% ($8.1 million) in the first quarter of fiscal year 2025.

As a result of the foregoing, gross profit for the first quarter of fiscal year 2026 increased approximately $14.7 million compared to the prior fiscal year first quarter.

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

SG&A expenses for the first quarter of fiscal year 2026 were approximately $9.7 million (6.2% of net sales and revenue), an increase of approximately $3.8 million or 64% from approximately $5.9 million (3.8% of net sales and revenue) for the first quarter of fiscal year 2025. The dollar increase compared to the prior year is primarily related to a $3.2 million increase in performance bonuses due to the increase in net income and recording unpaid stock bonuses at fair value.

During the first quarter of fiscal year 2026, we recognized income from our equity investment in Big River of approximately $3.6 million compared to income of approximately $1.0 million for the first quarter of fiscal year 2025. In the first quarter of fiscal year 2026, approximately $1.8 million of our recognized income was from Section 45Z tax credits. Big River did not recognize any benefit from Section 45Z tax credits in the first quarter of fiscal year 2025 as proposed regulations had not yet been issued. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 38.7 million gallons of ethanol shipped in the trailing twelve months ended April 30, 2026. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $3.2 million for the first quarter of fiscal year 2026 versus approximately $4.2 million for the first quarter of fiscal year 2025. One of our consolidated ethanol plants recognized $0.6 million less in patronage income from an investment in a cooperative in the first quarter of fiscal year 2026 ($0.1 million) compared to the first quarter of fiscal year 2025 ($0.7 million). We do not expect patronage income from this investment in a cooperative to be significant in future periods. Additionally, there was a slight decrease in interest income of $0.3 million based upon lower balances and yields on our excess cash and short-term investments in fiscal year 2026, compared to fiscal year 2025.

As a result of the foregoing, income before income taxes was approximately $26.1 million and $13.6 million for the first quarter of fiscal year 2026 and 2025, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $4.4 million and $3.0 million for the three months ended April 30, 2026 and 2025, respectively.

As a result of the foregoing, net income was approximately $21.7 million for the first quarter of fiscal year 2026 compared to approximately $10.7 million for the first quarter of fiscal year 2025.

Net income attributable to noncontrolling interests was approximately $3.2 million for the first quarter of fiscal year 2026 and $2.0 million for the first quarter of 2025. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the first quarter of fiscal year 2026 was approximately $18.5 million, compared to net income attributable to REX common shareholders of approximately $8.7 million for the first quarter of fiscal year 2025.

Liquidity and Capital Resources

Summary of Cash Flows and Working Capital (dollar amounts in thousands):

	Three Months Ended April 30,
	2026	2025
Net cash used in operating activities	$(2,089)	$(3,476)
Net cash (used in) provided by investing activities	$(68,915)	$1,809
Net cash used in financing activities	$(62)	$(34,675)

	April 30, 2026	January 31, 2026
Working capital	$376,218	$372,451
Current ratio	6.8x	5.9x
36

Operating Activities

Net cash used in operating activities was $2.1 million for the first quarter of fiscal year 2026, compared to $3.5 million used in the prior year period.

Operating cash flows for the three month period ended April 30, 2026 reflected net income of $21.7 million and non-cash adjustments of $(1.4) million, and consisted of depreciation, noncash operating lease expense, amortization of finance right-of-use asset, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. These inflows were offset by various changes to working capital of $22.4 million during the first three months of fiscal year 2026, most significantly including:

●	Use of cash of approximately $8.6 million from the decrease in accrued expenses and other liabilities as a result of an decrease in accrued payroll of approximately $5.4 million primarily related to the payment of the cash portion of the 2025 incentive bonuses, offset partially by the accrual of the 2026 incentive bonuses to be paid in 2027, a reduction in the lease liability of $1.7 million from payments made during the year, and a decrease in accrued utilities of approximately $1.2 million.
●	Use of cash of $8.6 million due to a decrease in accounts payable, primarily related to the timing of inventory receipts and vendor payments.
●	Use of cash of $6.9 million from the increase in accounts receivable as a result of the timing of products shipping and the receipt of customer payments at our consolidated ethanol plants.

In fiscal year 2025, operating cash flow reflected net income of $10.7 million and non-cash adjustments of $4.4 million. These inflows were offset by various changes to working capital of approximately $18.5 million, most significantly caused by:

●	Use of cash of approximately $8.9 million due to a decrease in accounts payable, primarily related to the timing of inventory receipts and vendor payments.
●	Use of cash of approximately $6.5 million due to an increase in accounts receivable as a result of the timing of products shipping and the receipt of customer payments at our consolidated ethanol plants.
●	Use of cash of approximately $3.8 million from the decrease in other liabilities primarily caused by a decrease in accrued payroll which used cash of approximately $5.2 million, due to the timing of annual bonus payments. Additionally, a decrease in the lease liability used cash of $1.5 million based on payments made during the quarter. These decreases are partially offset by an increase in other current liabilities of $3.0 million.

Investing Activities

Net cash (used in) provided by investing activities was $(68.9) million in the first quarter of fiscal year 2026 versus $1.8 million in the first quarter of fiscal year 2025. In fiscal 2026, capital expenditures totaled $11.6 million, primarily at One Earth, which includes plant expansion and CI reduction projects ($9.1 million) and carbon sequestration ($0.4 million). Treasury activity used net cash, as $91.6 million of purchases exceeded $34.0 million of maturities of short term investments.

In the first quarter of fiscal year 2025, capital expenditures were $6.9 million, primarily for various capital projects at our consolidated ethanol plants, including $5.1 million for the expansion project at the One Earth facility and $0.7 million for the carbon sequestration project. Treasury activity provided net cash, as $41.4 million of purchases were more than offset by $50.0 million of maturities for short-term investments.

Financing Activities

Net cash used in financing activities was $62,000 in the first quarter of fiscal year 2026, related entirely to finance lease payments. In fiscal year 2025, financing outflows were $34.7 million, including $32.7 million for stock repurchases, and $2.0 million for payments to noncontrolling interests holders.

Capital Resources

At April 30, 2026, working capital was $376.2 million with a current ratio of 6.8x. The Company continues to investigate various uses for our excess cash and short-term investments, including stock repurchases and potential investments in ethanol, energy, carbon sequestration, and agriculture-related ventures.

We expect total capital expenditures related to the construction at the One Earth facilities to approximate $220 million to $230 million, inclusive of the carbon sequestration project and plant capacity expansion project, which we currently plan to pay from our available cash. This estimate is subject to further refinement as the projects progress, including impacts from inflation. As of April 30, 2026, we had spent $58.7 million since inception and were contractually committed to spend an additional $0.2 million toward the carbon sequestration project. As of April 30, 2026, we had spent $117.7 million since inception and were contractually committed to spend an additional $9.2 million toward the plant capacity expansion project. For all projects, we plan to spend $70 million to $80 million during the remainder of fiscal year 2026.

At April 30, 2026, 2,357,186 shares remained authorized for repurchase under the Company’s buyback program. Repurchases are generally made when management deems the shares to trade at a discount to intrinsic value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following April 30, 2026 is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	295,000	Gallons	$51,551
Corn	102,100	Bushels	$38,272
Distillers Grains	695	Tons	$ 8,950
Distillers Corn Oil	98,000	Pounds	$ 4,976
Natural Gas	7,400	MmBtu	$ 1,619

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 3,000,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. At April 30, 2026, a total of 2,357,186 shares remained available to purchase under this authorization.

There were no share repurchases by the Company in the first quarter of fiscal year 2026.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the three month period ended April 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed with this report:

3(i)+	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Form 10-Q for quarter ended July 31, 2010, File No. 001-09097)

3(ii)+	By-Laws, as amended (incorporated by reference to Exhibit 3(ii) to Form 8-K filed August 7, 2024, File No. 001-09097)

4(a)+	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4(a) to Form 10-K filed April 1, 2020, File No. 001-09097)

10(a)+^	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Zafar A. Rizvi (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(b)+^	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Douglas L. Bruggeman (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(c)+^	Employment Agreement dated May 24, 2022 between Rex Radio and Television, Inc. (a subsidiary of the Company) and Stuart A. Rose (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 27, 2022, File No. 001-09097)

10(d)+^	2015 Incentive Plan (incorporated by reference to Exhibit 10(d) to Form 8-K filed June 8, 2015, File No. 001-09097)

10(e)+^	Form of Restricted Stock Award Agreement under the REX American Resources 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 22, 2022, File No. 001-09097)

18*	Preferability Letter from RSM US LLP

19+	REX American Resources Corporation Revised Insider Trading Policy (incorporated by reference to Exhibit 4(a) to Form 10-K filed March 28, 2025, File No. 001-09097)

31*	Rule 13a-14(a)/15d-14(a) Certifications
41

32**	Section 1350 Certifications

97+	REX American Resources Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 29, 2024, File No. 001-09097)

101*	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
^	Management contract or compensation plans or arrangements.
+	This exhibit was not hyperlinked in the registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2026, and has been included in this exhibits index with the correct hyperlink in accordance with Instruction 2 to Rule 105(d) of Regulation S-T.
42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Principal Executive Officer)	June 2, 2026

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 2, 2026
43