Form 10-Q
period 2026-07-31
REX AMERICAN RESOURCES Corp
filed 2026-09-03
CIK 744187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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

Yes ☐ No ☒

At the close of business on September 2, 2026, the registrant had 33,175,640 shares of Common Stock, par value $0.01 per share, outstanding.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Commonly Used Defined Terms

Corporate Structure:

REX/the Company	REX American Resources Corporation, and its majority and wholly owned subsidiaries
NuGen	NuGen Energy, LLC – REX owns 99.7%
One Earth	One Earth Energy, LLC and subsidiaries – REX owns 76.1%
Big River	Big River Resources, LLC and subsidiaries – REX owns 10.3%

Industry Terms:

CI	Carbon Intensity
CO2	Carbon dioxide
E-10	Gasoline blended with up to 10% ethanol by volume
E-15	Gasoline blended with up to 15% ethanol by volume
EACs	Energy Attribute Certificates
EPA	United States Environmental Protection Agency
FEOC	Foreign Entity of Concern
GHG	Greenhouse Gas
IRA	Inflation Reduction Act
IRC	Internal Revenue Code of 1986, as amended
IRC Section 45/Section 45	IRC § 45 - Electricity Produced from Certain Renewable Resources, etc.
IRS	Internal Revenue Service
OBBBA	One Big Beautiful Bill Act
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuel Standard II
RINs	Renewable Identification Number(s)
RVOs	Renewable Volume Obligations
Section 45Q/45Q	Section 45Q of the IRC
Section 45Z/45Z	Section 45Z of the IRC
SB	Illinois Senate Bill
SAF	Sustainable Aviation Fuel
SRE(s)	Small Refinery Exemption(s)
USDA	United States Department of Agriculture
USMCA	United States-Mexico-Canada Agreement

Accounting and General Business Terms:

ASC	Accounting Standards Codification
ASC 280	ASC 280, “Segment Reporting”
ASC 323	ASC 323, “Investments-Equity Method and Joint Ventures”
ASC 815	ASC 815, “Derivatives and Hedging”
ASC 820	ASC 820, “Fair Value Measurements and Disclosures”
ASU	Accounting Standards Update
ASU 2025-10	ASU 2025-10, “Accounting for Government Grants Received by Business Entities”
FASB	Financial Accounting Standards Board
SG&A	Selling, general, and administrative
RSUs	Restricted stock units
TSR	Total shareholder return

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(In Thousands)

	July 31,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$91,328	$188,734
Short-term investments	288,186	187,048
Accounts receivable	23,479	14,682
Inventory	28,980	28,422
Refundable income taxes	8,602	12,374
Prepaid expenses and other	17,502	16,568
Total current assets	458,077	447,828
Property and equipment, net	293,962	272,029
Operating lease right-of-use assets	14,095	17,594
Finance lease right-of-use assets	16,609	17,558
Other assets	27,218	4,963
Equity method investment	46,515	37,759
Total assets	$856,476	$797,731

Liabilities and equity
Current liabilities:
Accounts payable – trade (includes $988 and $1,195 with related parties at July 31, 2026 and January 31, 2026, respectively)	$36,687	$38,400
Current operating lease liabilities	7,014	6,921
Current finance lease liabilities	469	469
Accrued expenses and other current liabilities	22,368	29,587
Total current liabilities	66,538	75,377
Long-term liabilities:
Deferred taxes	7,443	4,065
Long-term operating lease liabilities	7,730	11,148
Long-term finance lease liabilities	2,606	2,731
Other long-term liabilities	545	2,405
Total long-term liabilities	18,324	20,349
Equity:
REX shareholders’ equity:
Common stock	332	329
Paid-in capital	11,157	66
Retained earnings	663,713	610,317
Treasury stock	(1,581)	-
Total REX shareholders’ equity	673,621	610,712
Noncontrolling interests	97,993	91,293
Total equity	771,614	702,005
Total liabilities and equity	$856,476	$797,731

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Net sales and revenue	$168,493	$158,563	$324,992	$316,903
Production tax credit income	18,410	-	25,959	-
Cost of sales (includes $21,243 and $29,004 with related parties for the three months ended July 31, 2026 and 2025, respectively, and $40,083 and $53,853 with related parties for the six months ended July 31, 2026 and 2025, respectively.)	133,603	144,244	268,580	288,242

Gross profit	53,300	14,319	82,371	28,661

Selling, general and administrative expenses	(15,622)	(6,201)	(25,350)	(12,145)
Equity in income of unconsolidated affiliates	7,195	891	10,761	1,897
Interest and other income, net	3,245	3,088	6,451	7,310

Income before income taxes	48,118	12,097	74,233	25,723
Provision for income taxes	(7,472)	(2,769)	(11,909)	(5,723)

Net income	40,646	9,328	62,324	20,000
Net income attributable to noncontrolling interests	(5,702)	(2,217)	(8,928)	(4,211)
Net income attributable to REX common shareholders	$34,944	$7,111	$53,396	$15,789

Weighted average shares outstanding – basic and diluted	33,090	33,010	33,019	33,388

Basic and diluted net income per share attributable to REX common shareholders	$1.06	$0.22	$1.62	$0.47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Equity

For the Three and Six Months Ended July 31, 2026 and 2025

Unaudited

(In Thousands)

	REX Shareholders

	Common Shares Issued		Treasury		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2026	32,938	$329	-	$-	$66	$610,317	$91,293	$702,005

Net income						18,452	3,226	21,678

Issuance of equity awards and stock-based compensation expense	-	-	-	-	71	-	-	71

Balance at April 30, 2026	32,938	329	-	-	137	628,769	94,519	723,754

Net income						34,944	5,702	40,646

Stock repurchases			36	(1,581)				(1,581)

Noncontrolling interests distributions and other							(2,228)	(2,228)

Issuance of equity awards and stock-based compensation expense	274	3	-	-	11,020	-	-	11,023

Balance at July 31, 2026	33,212	$332	36	$(1,581)	$11,157	$663,713	$97,993	$771,614

Continued on the following page

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

Unaudited

(In Thousands)

Continued from the previous page

	REX Shareholders

	Common Stock Issued		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at January 31, 2025	34,389	$344	$-	$559,993	$83,265	$643,602

Net income				8,678	1,994	10,672

Stock repurchases	(1,645)	(16)		(32,711)		(32,727)

Noncontrolling interests distributions and other					(2,005)	(2,005)

Issuance of equity awards and stock-based compensation expense	200	1	-	93	-	94

Balance at April 30, 2025	32,944	329	-	536,053	83,254	619,636

Net income				7,111	2,217	9,328

Stock repurchases	(6)			(132)		(132)

Noncontrolling interests distributions and other					(247)	(247)

Issuance of equity awards and stock-based compensation expense	120	2	-	2,403	-	2,405

Balance at July 31, 2025	33,058	$331	$-	$545,435	$85,224	$630,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(In Thousands)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$62,324	$20,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,902	7,101
Noncash operating lease expense	3,499	3,197
Amortization of finance lease right-of-use assets	949	475
Stock-based compensation expense	6,005	1,022
Income from equity method investments	(10,761)	(1,897)
Dividends received from equity method investments	2,005	2,506
Interest income from investments	(4,338)	(2,999)
Loss on disposal of property and equipment – net	131	172
Deferred income taxes	7,362	4,293
Changes in assets and liabilities:
Accounts receivable	(8,797)	(3,317)
Inventory	(558)	44
Prepaid expenses and other	(27,269)	(583)
Refundable income taxes	3,771	(2,022)
Accounts payable – trade	(1,278)	(9,896)
Long-term taxes payable	-	226
Accrued expenses and other liabilities	(3,924)	(5,514)
Net cash provided by operating activities	38,023	12,808
Cash flows from investing activities:
Capital expenditures	(34,977)	(28,924)
Purchases of short-term investments	(320,800)	(90,671)
Maturities of short-term investments	224,000	187,000
Proceeds from disposal of real estate and property and equipment	299	-
Deposits	(17)	128
Net cash (used in) provided by investing activities	(131,495)	67,533
Cash flows from financing activities:
Treasury stock acquired	(1,581)	(33,382)
Noncontrolling interests distributions and other	(2,228)	(2,252)
Principal paid on finance lease liabilities	(125)	-
Net cash used in financing activities	(3,934)	(35,634)

Net (decrease) increase in cash and cash equivalents	(97,406)	44,707
Cash and cash equivalents, beginning of period	188,734	196,255
Cash and cash equivalents, end of period	$91,328	$240,962

Non-cash investing activities – Accrued capital expenditures	$4,923	$694
Non-cash investing activities – Capital additions transferred from prepaid expenses	$123	$536
Non-cash financing activities – Stock awards accrued	$1,958	$559
Non-cash financing activities – Stock awards issued	$7,044	$2,036
Non-cash financing activities – Excise tax on stock repurchases accrued	$-	$258
Operating right-of-use assets acquired and liabilities incurred upon lease commencement	$-	$3,007
Finance right-of-use assets acquired and liabilities incurred upon lease commencement	$-	$3,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REX AMERICAN RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2026

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

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not received on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off in the period they are determined to be uncollectible. As of July 31, 2026 and January 31, 2026, the Company believes that all amounts are collectible and an allowance for credit losses was not considered necessary. The balance of accounts receivable at January 31, 2025 was $21.5 million.

Revenue Recognition

The Company recognizes sales of ethanol, distillers grains and distillers corn oil when obligations under the terms of the respective contracts with customers are satisfied; this occurs with the transfer of control of products, generally upon shipment from the ethanol plant or upon loading of the rail car used to transport the products.

Change in Accounting Principles

The Company has determined that it qualifies for clean fuel production tax credits allowable under the IRA and OBBBA. The benefit recognized is determined based on the Company’s CI score. The Company intends on utilizing the tax credits earned in fiscal year 2025 to offset taxes due and payable. As of July 31, 2026, the Company currently intends on selling the tax credits earned in fiscal year 2026.

Effective February 1, 2026, the Company elected to early adopt ASU 2025-10, “Accounting for Government Grants Received by Business Entities” and changed its accounting policy for Section 45Z tax credits. The Company determined the income model under ASU 2025-10 is preferable to better align with monetization opportunities in the future. The Company will record the tax credits earned under the income model of ASU 2025-10 as “Production tax credit income”, included within gross profit on the Consolidated Statements of Operations and within “Other assets” on the Consolidated Balance Sheets.

The Company determined that the change in accounting policy requires retrospective application. The Company did not record any Section 45Z tax credits until the fourth quarter of fiscal year 2025, and as such, there is no impact to the first six months of fiscal year 2025. Additionally, as the Company does not intend to monetize the credits earned in fiscal year 2025, the balance sheet classification as a deferred tax asset within “Other assets” remains appropriate. Further, there is no impact to the prior period equity balances as the retrospective adjustments result in an increase in net income attributable to noncontrolling interests, offset by an increase in distributions to noncontrolling interests. Accordingly, no retrospective adjustments to the balance sheet are required.

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

Selling, General and Administrative Expenses

The Company includes non-production related costs such as professional fees, operating lease expense, and certain payroll in SG&A expenses.

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

The Company uses derivative financial instruments (exchange-traded futures contracts and swaps) to manage a portion of the risk associated with changes in commodity prices, primarily related to corn and ethanol. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. The Company may take hedging positions in these commodities as one way to mitigate risk. While the Company attempts to link its hedging activities to purchase and sales activities, there are situations in which these hedging activities can themselves result in losses. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not designate any of its derivative instruments as cash flow or fair value hedges.

Income Taxes

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. The Company provides for deferred tax liabilities and assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. The Company provides for a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company paid income taxes of approximately $800,000 and $3.1 million and received no refunds during the six months ended July 31, 2026 and 2025, respectively.

As of July 31, 2026 and January 31, 2026, total unrecognized tax benefits were approximately $259,000. Accrued penalties and interest were approximately $137,000 and approximately $124,000 at July 31, 2026 and January 31, 2026, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, the provision for income taxes would be reduced by approximately $175,000. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. On a quarterly basis, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Inventory includes direct production costs and certain overhead costs such as depreciation, property taxes and utilities related to producing ethanol and related by-products. Inventory is permanently written down in instances when cost exceeds estimated net realizable value; such write-downs are based primarily upon commodity prices as the market value of inventory is often dependent upon changes in commodity prices. The Company did not record any inventory write-downs at July 31, 2026. The Company recorded approximately $66,000 of inventory write-downs in cost of sales at January 31, 2026. Fluctuations in the write-down of inventory generally relate to the levels and composition of such inventory and changes in commodity prices at a given point in time.

The components of inventory are as follows (amounts in thousands):

	July 31, 2026	January 31, 2026

Ethanol and other finished goods	$5,687	$5,809
Work in process	5,191	5,431
Corn and other raw materials	18,102	17,182
Total	$28,980	$28,422

Property and Equipment

Property and equipment is recorded at cost or the fair value on the date of acquisition (for property and equipment acquired in a business combination). Depreciation is computed using the straight-line method. Estimated useful lives are 15 to 40 years for buildings and improvements, and 3 to 40 years for fixtures and equipment.

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable. The Company did not identify any indicators of impairment or record any impairment charges during the first six months of fiscal year 2026 or fiscal year 2025.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which provides clarity in assessing an entity’s performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. This ASU is effective for the Company’s fiscal year ended January 31, 2028. The Company is currently evaluating the impact of this ASU.

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes accounting and disclosure requirements for environmental credits and environmental credit obligations. The Company’s operations involve environmental credits, including RINs and EACs. This ASU is effective for the Company’s fiscal year ended January 31, 2029. The Company is currently evaluating the impact of the ASU on its accounting policies, financial statement presentation, and disclosures. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

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

The following tables shows disaggregated revenue by product (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Ethanol	$125,777	$123,312	$245,658	$247,709
Dried distillers grains	24,163	21,260	48,326	43,546
Distillers corn oil	17,589	12,509	30,545	22,388
Modified distillers grains	811	1,251	1,845	2,873
Derivative financial instruments gains (losses)	62	201	(1,513)	218
Other	91	30	131	169
Total	$168,493	$158,563	$324,992	$316,903

Note 4. Leases

Operating Leases

At July 31, 2026, the Company had lease agreements, as lessee, for railcars. All of the leases are accounted for as operating leases. The lease agreements do not contain a specified implicit interest rate; therefore, the Company’s estimated incremental borrowing rate was used to determine the present value of future minimum lease payments. The lease term for all of the Company’s leases includes the noncancelable period of the lease and any periods covered by renewal options that the Company is reasonably certain to exercise. Certain leases include rent escalations pre-set in the agreements, which are factored into the lease payment stream.

The components of lease expense, classified as SG&A expenses on the Consolidated Statement of Operations and total cash paid for amounts included in the measurement of lease liabilities are as follows (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Operating lease expense	$2,019	$2,066	$4,071	$4,074
Variable lease expense	22	38	68	104
Total lease expense	$2,041	$2,104	$4,139	$4,178

Total cash paid in measurement of lease liability	$1,921	$1,680	$3,843	$3,851

The following table is a summary of future minimum rentals on such leases at July 31, 2026 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2027	$3,846
2028	6,382
2029	3,701
2030	2,028
2031	129
Total	16,086
Less: present value discount	1,342
Operating lease liabilities	$14,744

At July 31, 2026, the weighted average remaining lease term is 2.3 years, and the weighted average discount rate is 6.63% for the outstanding leases.

At January 31, 2026, the weighted average remaining lease term was 2.7 years, and the weighted average discount rate was 6.61% for the outstanding leases.

Finance Lease

At July 31, 2026, the Company had one lease agreement that was classified as a finance lease for an electrical substation facility. Prepayments totaling $15.6 million were made prior to fiscal year 2025. This balance was included in the finance lease right-of-use asset calculation upon lease commencement in fiscal year 2025 as a non-cash investing activity. The lease includes monthly payments of approximately $39,000 to be made over the term of the lease. The lease term for this lease includes the noncancelable period of the lease and any periods for which only the Company has the option to cancel but is reasonably expected to continue the lease. Based on this, the lease term was determined to be 10 years. Control of the facility’s output was transferred to the Company just before the end of the first quarter of fiscal year 2025, with monthly lease expense commencing in the second quarter of fiscal year 2025. Expense related to this lease was $0.5 million for each of the three month periods ended July 31, 2026 and 2025, which includes approximately $54,000 and $60,000 in interest expense, respectively. Expense was $1.1 million and $0.5 million for the six month periods ended July 31, 2026 and 2025, which includes approximately $109,000 and $60,000 in interest expense, respectively.

The weighted average remaining lease term for the finance lease was 8.8 years and 9.3 years as of July 31, 2026 and January 31, 2026, respectively. A discount rate of 6.9% was deemed appropriate as an incremental borrowing rate for a 10-year term.

The following table is a summary of future minimum rentals on the lease at July 31, 2026 (amounts in thousands):

Years Ended January 31,	Minimum Rentals

Remainder of 2027	$235
2028	469
2029	469
2030	469
2031	469
Thereafter	1,993
Total	4,104
Less: present value discount	1,029
Finance lease liabilities	$3,075

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

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis at July 31, 2026 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$487	$-	$487
Commodity futures asset (2)	1,339	-	-	1,339
Production tax credit asset (3)	-	-	25,978	25,978
Total assets	$1,339	$487	$25,978	$27,804

Forward purchase contracts liability (4)	$-	$2,540	$-	$2,540

Financial assets and liabilities measured at fair value on a recurring basis at January 31, 2026 are summarized below (amounts in thousands):

	Level 1	Level 2	Level 3	Fair Value

Forward purchase contracts asset (1)	$-	$280	$-	$280
Commodity futures asset (2)	433	-	-	433
Total assets	$433	$280	$-	$713

Forward purchase contracts liability (4)	$-	$529	$-	$529

(1)	The forward purchase contracts asset is included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(2)	The commodity futures assets and liabilities are netted with cash collateral due from broker and included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.
(3)	Production tax credit assets are included in “Other assets” on the Consolidated Balance Sheets and represent the Company’s estimated net proceeds from the future sale of the credits. The fair value is measured on a nonrecurring basis and is based on estimates such as the expected qualified gallons sold, the gross credit achieved per gallon, sales discount, broker fees and potential insurance costs. As such, disclosure as Level 3 is appropriate.

(4)	The forward purchase contracts liability is included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets.

There were no Level 3 fair value measurements as of April 30, 2026, as the Company’s intent at the time was to utilize the tax credits and as such, the credits did not include any estimated discounts or selling expenses. The Company has since concluded it intends to monetize the transferable tax credits earned in fiscal year 2026. The following table summarizes the roll-forward of Level 3 fair value measurements as of July 31, 2026 (in thousands):

Fair Value as of April 30, 2026	$-
Generated transferable tax credits	25,978
Fair value as of July 31, 2026	$25,978

Note 6. Property and Equipment

The components of property and equipment are as follows for the periods presented (amounts in thousands):

	July 31, 2026	January 31, 2026

Land and improvements	$42,636	$42,840
Buildings and improvements	33,231	32,839
Machinery, equipment, and fixtures	373,452	371,405
Construction in progress	125,968	98,722
Total property and equipment	575,287	545,806
Less: Accumulated depreciation	(281,325)	(273,777)
Total	$293,962	$272,029

Note 7. Other Assets

The components of other assets are as follows for the periods presented (amounts in thousands):

	July 31, 2026	January 31, 2026

Deferred taxes	$-	$3,974
Production tax credit	25,978	-
Other	1,240	989
Total	$27,218	$4,963

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows for the periods presented (amounts in thousands):

	July 31, 2026	January 31, 2026

Accrued payroll and related items	$9,615	$15,056
Accrued utility charges	2,778	3,870
Accrued capital expenditures	2,230	5,563
Accrued transportation related items	2,239	286
Accrued real estate taxes	1,127	1,581
Forward purchase contracts	2,540	529
Other	1,839	2,702
Total	$22,368	$29,587

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

The following table provides information about the fair values of the Company’s derivative financial instruments (that are not accounted for under the “normal purchases and normal sales” scope exemption of ASC 815) and the line items on the Consolidated Balance Sheets in which the fair values are reflected (amounts in table in thousands):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	July 31, 2026	January 31, 2026	July 31, 2026	January 31, 2026

Forward purchase contracts (1)	$487	$280	$2,540	$529

Cash collateral balance (2)	$46	$180	$-	$-
Commodity futures (3)	1,339	433	-	-
Net position with broker	$1,385	$613	$-	$-

Total	$1,872	$893	$2,540	$529

(1)	Forward purchase contracts assets are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 3.4 million and 8.8 million bushels of corn at July 31, 2026 and January 31, 2026, respectively.

Forward purchase contracts liabilities are included in “Accrued expenses and other current liabilities” on the accompanying Consolidated Balance Sheets. These contracts are for purchases of approximately 12.1 million and 9.6 million bushels of corn at July 31, 2026 and January 31, 2026, respectively.

(2)	As of July 31, 2026 and January 31, 2026, all of the derivative financial instruments held by the Company were subject to enforceable master netting arrangements. The Company’s accounting policy is to offset position amounts owed or owing with the same counterparty. Depending on the amount of unrealized gains and losses on derivative contracts held by the Company, the counterparty may require collateral to secure the Company’s derivative contract positions. As of July 31, 2026 and January 31, 2026, the Company recorded this collateral balance within “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets.

(3)	Commodity futures assets and liabilities are included in “Prepaid expenses and other” on the accompanying Consolidated Balance Sheets. These contracts included short/sell positions and long/buy positions for approximately 4.6 million and 0.6 million bushels of corn, respectively, at July 31, 2026. These contracts included short/sell positions and long/buy positions for approximately 2.4 million and 1.8 million bushels of corn, respectively, at January 31, 2026.

See Note 5 which contains fair value information related to derivative financial instruments.

The following table provides information about gains (losses) recognized in income from the Company’s derivative financial instruments and the line items on the accompanying Consolidated Statements of Operations in which the fair values are reflected for the three and six months ended July 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Net sales	$62	$201	$(1,513)	$218

Cost of sales	$(119)	$317	$(478)	$2,285

Note 10. Investments

Short-term Investments

At July 31, 2026, the Company owned United States Treasury Bills (classified as short-term investments) that had an amortized cost, or carrying value, of approximately $288.2 million. The contractual maturity of these investments was less than one year. The weighted average yield to maturity rate was approximately 3.8%. Unrecognized holding losses at July 31, 2026 were approximately $275,000.

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

Equity Method Investment in Big River

The following table summarizes the Company’s equity method investment at July 31, 2026 and January 31, 2026 (dollars in thousands):

		Carrying Amount
Entity	Ownership Percentage	July 31, 2026	January 31, 2026

Big River	10.3%	$46,515	$37,759

Undistributed earnings of the Company’s equity method investee totaled approximately $26.5 million and approximately $17.7 million at July 31, 2026 and January 31, 2026, respectively. The Company received dividends from its equity method investee of approximately $2.0 million and $2.5 million in the first six months of fiscal years 2026 and 2025, respectively.

Summarized financial information for the Company’s equity method investee is presented in the following table for the periods presented (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Net sales and revenue	$333,296	$229,876	$603,006	$502,179
Production tax credit income	$20,327	$-	$40,219	$-
Gross profit	$82,701	$13,238	$127,806	$27,488
Depreciation expense	$4,463	$3,907	$8,796	$7,769
Net income	$77,781	$9,320	$120,468	$21,056
Net income attributable to members	$67,975	$6,102	$105,405	$15,777

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

The Company measures share-based compensation grants at fair value on the grant date, adjusted for estimated forfeitures. The Company records non-cash compensation expense related to liability and equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. At July 31, 2026, 1,225,277 shares remain available for issuance under the Plan, excluding the impact of the 69,816 restricted stock units that may vest between zero and 139,632 shares of stock depending on certain performance metrics being achieved.

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

Based on retirement eligibility provisions, a portion of restricted stock grants were expensed at grant date, based on grant date fair value, thus considered vested for accounting purposes. At July 31, 2026, 38,717 shares were unvested for accounting purposes and unrecognized compensation cost related to these nonvested restricted stock awards was approximately $1.3 million, to be recognized over a weighted average vesting term of 1.9 years.

The following tables summarize legally unvested restricted stock award activity for the periods presented:

	Six Months Ended July 31, 2026

	Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-vested at January 31, 2026	160,364	$3,244	1
Granted	274,723	11,805
Forfeited	-	-
Vested	158,037	3,996

Non-vested at July 31, 2026	277,050	$11,053	2

	Six Months Ended July 31, 2025

	Shares	Weighted Average Grant Date Fair Value (000’s)	Weighted Average Remaining Vesting Term (in years)

Non-vested at January 31, 2025	324,784	$6,190	2
Granted	119,856	2,860
Forfeited	-	-
Vested	164,420	2,946

Non-vested at July 31, 2025	280,220	$6,104	2

Restricted Stock Units

In May 2022, the Company issued a total of 135,000 RSUs to certain officers with a performance period that ended on December 31, 2024. The number of RSUs eligible to vest ranged from zero percent to two hundred percent and was determined based on how the Company’s TSR compared to the TSR of companies that comprised the Russell 2000 Index during the performance period. The calculated payout of the RSUs that vested was 148%, or 199,800 shares of REX common stock, and the shares were issued on February 26, 2025.

In June 2026, the Company issued a total of 69,816 RSUs to certain officers. The number of RSUs eligible to vest will be determined based on the average annual 45Q and 45Z tax credits earned attributable to the Company during the three year performance period ending January 31, 2029. The number of RSUs eligible to vest ranges from zero percent to two hundred percent, depending on actual performance during the performance period. The shares are valued using the grant date share price using an estimate as of July 31, 2026 for the value of 45Z and 45Q credits anticipated to be earned.

As of July 31, 2026, the Company estimates the RSUs will vest at two hundred percent. For both the three and six month periods ended July 31, 2026, the Company recognized compensation cost of approximately $375,000. Unrecognized compensation cost as of July 31, 2026 was approximately $5.6 million, to be recognized over a weighted average vesting term of 2.5 years.

The Company determined there to be no dilutive impact on earnings per share for the three and six month periods ended July 31, 2026.

Note 12. Income Taxes

The Company’s income tax provision was approximately $7.5 million and $2.8 million for the three months ended July 31, 2026 and 2025, respectively. The effective tax rate was 15.5% and 22.9% for the three months ended July 31, 2026 and 2025, respectively. The Company’s income tax provision was approximately $11.9 million and $5.7 million for the six months ended July 31, 2026 and 2025, respectively. The effective tax rate was 16.0% and 22.2% for the six months ended July 31, 2026 and 2025, respectively. The primary causes for the difference between the statutory tax rate and our effective tax rate are the impact from nontaxable income associated with 45Z tax credits, as well as the impact from noncontrolling interests.

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

On July 4, 2025, the OBBBA was signed into law. The OBBBA contains various tax reform provisions affecting businesses, such as the extension of bonus depreciation for assets placed in service after January 19, 2025 and immediate expensing of domestic research and development costs, to result in current deductions that allowed for lower cash paid for income taxes for 2025. The OBBBA made changes to the 45Z and 45Q tax credits that the Company intends to take advantage of which materially impact our financial results. The Section 45Z clean fuel production credit is a general business credit that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the IRA, and subsequently extended by the OBBBA, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit utilizes a sliding scale where credits can be earned incrementally between $0.02 and $0.20 ($0.10 and $1.00 if prevailing wage and apprenticeship requirements are met) per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first $0.02 or $0.10 earned upon achieving a CI score below 47.5, subject to annual inflation adjustments. The Company believes that it is more-likely-than-not that applicable prevailing wage requirements will be met for 2025 and 2026 for its consolidated ethanol plants and has calculated the credit at the applicable credit rate based on its CI score for fiscal 2025 and its estimated CI score for the first six months of fiscal 2026, after the purchase of EACs.

Effective February 1, 2026, the Company elected to early adopt ASU 2025-10 and changed its accounting policy for Section 45Z tax credits. The Company determined the income model under ASU 2025-10 is preferable to better align with monetization opportunities in the future. The Company will record the tax credits earned under the income model of ASU 2025-10 as “Production tax credit income”, included within gross profit on the Consolidated Statements of Operations and within “Other assets” on the Consolidated Balance Sheets.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows (amounts in thousands):

	Six Months Ended July 31,
	2026	2025

Unrecognized tax benefits, beginning of period	$383	$18,978
Changes for prior years’ tax positions	13	13
Changes for current year tax positions	-	-
Unrecognized tax benefits, end of period	$396	$18,991

At July 31, 2026 and January 31, 2026 the unrecognized tax benefits were included within the following lines on the accompanying Consolidated Balance Sheets (amounts in thousands):

	July 31, 2026	January 31, 2026

Refundable income taxes	$(88)	$(88)
Other long-term liabilities	484	471

Unrecognized tax benefits, end of period	$396	$383

Note 13. Commitments and Contingencies

The Company may be involved in various legal actions arising in the normal course of business, from time to time. After taking into consideration legal counsel’s evaluations of any such action(s),

management is of the opinion that their outcome will not have a material adverse effect on the Company’s Consolidated Financial Statements. There were no material liabilities recorded for legal actions at July 31, 2026 as the Company did not believe that there was a probable and reasonably estimable significant loss associated with any legal contingencies.

At July 31, 2026, One Earth and NuGen had combined forward purchase contracts for approximately 15.6 million bushels of corn, the principal raw material for their ethanol plants, and they had combined forward purchase contracts for approximately 1.7 million MmBtu (million British thermal unit) of natural gas.

At July 31, 2026, One Earth and NuGen had combined sales commitments for approximately 51.7 million gallons of ethanol, approximately 106,400 tons of distillers grains and approximately 19.7 million pounds of distillers corn oil.

One Earth entered into a 15-year agreement, effective February 1, 2019, with an unrelated party for the use of a portion of that party’s natural gas pipeline, with monthly payments of $29,250. One Earth paid approximately $88,000 in the three month periods ended July 31, 2026 and 2025 and $176,000 in the six month periods ended July 31, 2026 and 2025, pursuant to the agreement.

At July 31, 2026, One Earth had signed non-cancelable contracts for capital projects with approximately $6.0 million remaining in future payments.

Note 14. Related-Party Transactions

During the second quarter of fiscal years 2026 and 2025, One Earth and NuGen purchased approximately $21.2 million and $29.0 million, respectively, of corn (and other supplies) from minority equity investors and board members of those affiliates. Such purchases totaled approximately $40.1 million and $53.9 million for the six months ended July 31, 2026 and 2025, respectively. The Company had amounts payable to related parties of approximately $1.0 million and $1.2 million at July 31, 2026 and January 31, 2026, respectively.

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

The following tables set forth certain financial data for the Company’s reportable segment for the three and six month periods ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net sales and revenue
Ethanol and by-products	$501,789	$388,439	$927,998	$819,082
Reconciling Item: Equity method ethanol investment	(333,296)	(229,876)	(603,006)	(502,179)
Total consolidated net sales and revenue	$168,493	$158,563	$324,992	$316,903

Production tax credit income
Ethanol and by-products	$38,737	$-	$66,178	$-
Reconciling Item: Equity method ethanol investment	(20,327)	-	(40,219)	-
Total consolidated production tax credit income	$18,410	$-	$25,959	$-

Cost of sales
Ethanol and by-products:
Cost of corn	$293,021	$253,382	$557,620	$533,747
Other cost of sales (1)	111,504	107,500	226,379	229,186
Reconciling Item: Equity method ethanol investment	(270,922)	(216,638)	(515,419)	(474,691)
Total cost of sales	$133,603	$144,244	$268,580	$288,242

Gross profit
Ethanol and by-products	$136,001	$27,557	$210,177	$56,149
Reconciling Item: Equity method ethanol investment	(82,701)	(13,238)	(127,806)	(27,488)
Total consolidated gross profit	$53,300	$14,319	$82,371	$28,661

Depreciation and amortization expense
Ethanol and by-products	$13,282	$11,724	$26,478	$21,963
Reconciling Item: Equity method ethanol investment	(6,642)	(5,970)	(13,128)	(11,190)
Total consolidated depreciation and amortization expense	$6,640	$5,754	$13,350	$10,773

Income before taxes
Ethanol and by-products	$125,899	$21,417	$194,701	$46,779
Reconciling Item: Equity method ethanol investment	(77,781)	(9,320)	(120,468)	(21,056)
Total consolidated income before income taxes	48,118	12,097	74,233	25,723
Provision for income taxes	(7,472)	(2,769)	(11,909)	(5,723)
Total consolidated net income	$40,646	$9,328	$62,324	$20,000

(1)	Expenses within “Other cost of sales” consist primarily of depreciation, other raw materials, third-party freight charges, purchasing and receiving costs, inspection costs, other distribution expenses, warehousing costs, plant repair and maintenance costs, production labor and related payroll costs, and general facility overhead charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ethanol and By-Products

At July 31, 2026, we had investments in three ethanol limited liability companies, in two of which we have a majority ownership interest. The following table is a summary of ethanol entity ownership interests at July 31, 2026:

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

One Earth Energy, LLC Carbon Sequestration and Plant Expansion

One Earth Sequestration, LLC, a wholly owned subsidiary of One Earth, is in the developmental stage of a carbon sequestration project near the One Earth ethanol plant. In October 2022, we applied to the EPA for a Class VI injection well permit for three wells. The EPA issued a draft permit on August 17, 2026. This opens the public comment period through September 23, 2026. We also must obtain certain state and county permits for the sequestration site and connector pipeline. We have completed the construction of the capture and compression facility to capture, dehydrate, and compress carbon dioxide from the One Earth ethanol plant to a state suitable for sequestration. Testing has not yet been completed and we cannot begin construction of the CO2 connector pipeline between the One Earth compression facility and the sequestration well until further permits and approvals are received.

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

As of July 31, 2026, we had spent $59.1 million since inception toward the carbon sequestration project and were contractually obligated to spend an additional $0.3 million. If the carbon sequestration project is successful, we believe we will qualify for tax credits under section 45Q, based on tons of carbon sequestered, and section 45Z, based on gallons of ethanol produced, as outlined in the IRA and OBBBA. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available. As of July 31, 2026, we had spent $132.1 million since inception and were contractually committed to spend an additional $3.9 million toward plant capacity expansion at One Earth. We plan to pay for all expenditures from available cash.

The IRA, as amended by the OBBBA, created a new Clean Fuel Production Credit, available for calendar years 2025 – 2029 which, based on proposed rulemaking by the U.S. Department of Treasury, established a tax credit that utilizes a sliding scale where credits can be earned incrementally between $0.02 and $0.20 ($0.10 and $1.00 if prevailing wage and apprenticeship requirements are met) per gallon of non-SAF fuels based on an ethanol plant’s GHG reduction below a 50 CI score threshold, with the first $0.02 or $0.10 credit earned upon achieving a CI score below 47.5, to incentivize further increases in plant efficiencies within the industry. The U.S. Department of the Treasury issued proposed rules on February 3, 2026 on qualification for 45Z tax credits. Based on proposed regulations, we recognized approximately $31.7 million and $26.0 million in 45Z tax credits through our consolidated subsidiaries for fiscal year 2025 and the first six months of fiscal year 2026, respectively. Public hearings were held on the proposed rules in 2026 and have yet to be finalized. Changes or clarifications to the proposed regulations, administrative guidance, or interpretations could result in an adjustment to management’s estimate of 45Z tax credits recognized. On June 12, 2026, the U.S. Department of Energy released an updated version of its 45ZCF-GREET model, removing indirect land-use change (“ILUC”) from the calculation.

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

Critical Accounting Estimates

During the six months ended July 31, 2026, we did not change any of our critical accounting estimates as disclosed in our 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2026.

Fiscal Year

All references in this report to a particular fiscal year are to REX’s fiscal year ended January 31. The Company refers to its fiscal year by reference to the year immediately preceding the January 31 fiscal year end date. For example, “fiscal year 2026” means the period February 1, 2026 to January 31, 2027. The Company includes the results of operations of One Earth and the equity investment income of Big River in its Consolidated Statements of Operations on a delayed basis of one month as One Earth and Big River have fiscal year ends of December 31.

Results of Operations

Trends and Uncertainties

Renewable Fuel Standard II, established in October 2010, has been an important factor in the growth of ethanol usage in the United States. There has been much uncertainty in the enforcement of RFS II. When it was originally established, RFS II required the volume of “conventional” or corn derived ethanol to be blended with gasoline to increase each year until it reached 15.0 billion gallons in 2015 and required that it remain at that level through 2022. There are no established congressional target volumes beginning in 2023. The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. In addition, under RFS II, a small refiner that processes fewer than 75,000 barrels of oil per day can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the United States Department of Energy and the USDA, can grant the refiner a full or partial waiver, or deny the waiver. The waiving of a refiner’s obligation effectively lowers the amount of renewable fuels required to be blended, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple ongoing legal challenges to how the EPA has handled SREs and RFS rulemaking. On August 22, 2025, the EPA ruled on much of the backlog of SREs, issuing 63 full exemptions, 77 partial exemptions of 50%, 28 denials and 7 ruled as ineligible. On November 7, 2025, the EPA issued two 100% waivers, twelve 50% waivers and two denials. On August 3, 2026, the EPA issued one 100% waiver, two 50% waivers and determined three petitions to be ineligible from compliance years 2023 and 2024. On August 31, 2026, the remainder of the open SRE petitions from compliance year 2025, 34 in total, were decided with 18 full exemptions, 11 partial exemptions of 50% and five either denied or ruled ineligible, representing 1.8 billion RINs exempted. The EPA has proposed that 100% of the difference between previously projected and actual exempted volumes from the August 31, 2026 release be reallocated into the 2026 and 2027 RVOs. As a result of this announcement, the EPA has extended the 2025 RVO compliance date by 30 days to October 1, 2026. As of August 31, 2026, there were 8 SRE petitions pending from compliance years 2026-2027.

The RVO volumes from conventional biofuels (which includes corn-based ethanol) were 15.0 billion gallons for 2023 through 2025. Additionally, in 2023, the EPA restored 250 million gallons previously waived. On March 27, 2026, the EPA issued total RVOs for 2026 and 2027 of 15.0 billion gallons of conventional ethanol for each year.

The EPA issued emergency waivers allowing the sale of E-15 gasoline for the 2026 summer months. 2026 represents the fifth consecutive year for these emergency waivers. The EPA has not granted

E-15 the same Reid vapor pressure waiver as E-10, so absent the emergency waivers, E-15 may not be sold in most states from June 1 to September 15. Efforts continue to pass legislation allowing for the sale of E-15 gasoline year-round. On May 13, 2026, House Resolution 1346 was passed by the House of Representative which would allow for year-round E-15 sales, but there is no set timeline for consideration in the Senate.

The IRA, signed into law on August 16, 2022, created a new Clean Fuel Production Credit, Section 45Z, originally available for years 2025 to 2027. Based on proposed rulemaking by the United States Department of Treasury, the Clean Fuel Production Credit will be established utilizing a sliding scale where tax credits may be earned incrementally between $0.02 and $0.20 ($0.10 and $1.00 if prevailing wage and apprenticeship requirements are met) per gallon of non-SAF fuels based on a plant’s GHG reduction below a 50 CI score threshold, with the first $0.02 or $0.10 credit earned upon achieving a CI score below 47.5. The IRA also raises the carbon capture tax credit under Section 45Q from $50 per metric ton to $85 per metric ton. Companies may elect either the 45Q credit or the 45Z credit in periods in which both tax credits are available.

The OBBBA introduced major revisions to clean energy tax credits. Key provisions include extending the 45Z credit through December 31, 2029, removing the indirect land-use change penalty for crop-based feedstocks beginning in 2026, limiting eligibility to feedstocks under the USMCA, imposing FEOC restrictions, and prohibiting negative emissions rates except from animal manure. It also modified the 45Q tax credit for facilities placed in service after the bill enactment but maintained the $85 per ton tax credit if the prevailing wage and apprenticeship requirements are met. 45Q credits are available for 12 years from the time CO2 injection begins. On June 12, 2026, the U.S. Department of Energy released an updated version of its 45ZCF-GREET model to incorporate changes included in the OBBBA.

We have secured land easements from all necessary landowners to allow the construction of the CO2 connector pipeline on their land from the ethanol plant to the first two injection wells for our carbon sequestration project near the One Earth ethanol facility. We also have landowner subsurface easements for the first injection well with capacity sufficient to allow for carbon sequestration for our One Earth plant for an estimated 15 years. The Illinois Safety and Aid for the Environment in Carbon Capture and Sequestration Act (SB 1289), enacted in 2024, imposes additional safety, environmental and other requirements on obtaining permits and approvals for carbon capture and sequestration facilities in Illinois, including CO2 pipelines. Further, the legislation imposed a moratorium on the issuance of new certificates of authority for the construction of CO2 pipelines until the earlier of the date new federal CO2 pipeline safety standards are finalized by the federal PHMSA or, subject to certain other conditions, July 1, 2026. Following the expiration of the moratorium, we have begun preparing our application for submission to the Illinois Commerce Commission for our CO2 connector pipeline to the first injection well.

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

The United States exported an estimated 2.2 billion gallons of ethanol in 2025, up from approximately 1.9 billion and 1.4 billion gallons in 2024 and 2023, respectively. Ethanol exports for the first six months of calendar year 2026 totaled 1.2 billion gallons, an increase of approximately 14% over the similar period of 2025, according to figures from the USDA Foreign Agricultural Services. In 2025 and 2024, an estimated 11.6 million and 12.1 million metric tons, respectively, of distillers grains were exported from the United States, which represented approximately 36% and 37% in 2025 and 2024, respectively, of U.S production. Distillers grains exports for the first six months of calendar year 2026 totaled 6.2 million metric tons, an increase of approximately 15% over the similar period of 2025. There has been much discussion around proposed and recently enacted tariffs by the United States and counter-tariffs and other trade restriction involving countries which have been large purchasers from our industry in the United States.

Based on the August 2026 report from the USDA, corn production is forecasted to be approximately 16.0 billion bushels in 2026. The average corn yield is forecasted to be 180.7 bushels per acre, with planted acres projected to be 96.7 million and harvested acres projected to be 88.6 million. The final 2025 USDA report estimated a record 2025 corn production of 17.0 billion bushels with an estimated 186.5 bushels per acre, on an estimated 91.3 million acres harvested.

The trends and uncertainties mentioned above could impact our future operating results in both positive and negative ways.

Comparison of Three and Six Months Ended July 31, 2026 and 2025

The following table summarizes our results from operations (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Net sales and revenue	$168,493	$158,563	$324,992	$316,903
Production tax credit income	18,410	-	25,959	-
Cost of sales	133,603	144,244	268,580	288,242
Gross profit	$53,300	$14,319	$82,371	$28,661

Income before income taxes	$48,118	$12,097	$74,233	$25,723

Provision for income taxes	$(7,472)	$(2,769)	$(11,909)	$(5,723)

Net income attributable to REX common shareholders	$34,944	$7,111	$53,396	$15,789

The following table summarizes net sales and revenue by product group (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Ethanol	$125,777	$123,312	$245,658	$247,709
Dried distillers grains	24,163	21,260	48,326	43,546
Distillers corn oil	17,589	12,509	30,545	22,388
Modified distillers grains	811	1,251	1,845	2,873
Derivative financial instruments gains (losses)	62	201	(1,513)	218
Other	91	30	131	169
Total	$168,493	$158,563	$324,992	$316,903

The following table summarizes selected operating data:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Average selling price per gallon of ethanol (net of hedging)	$1.78	$1.75	$1.72	$1.75
Gallons of ethanol sold (in millions)	70.6	70.6	141.7	141.5
Average selling price per ton of dried distillers grains	$166.55	$143.63	$161.03	$144.66
Tons of dried distillers grains sold	145,081	148,017	300,113	301,027
Average selling price per pound of distillers corn oil	$0.72	$0.54	$0.63	$0.50
Pounds of distillers corn oil sold (in millions)	24.3	23.1	48.2	44.5
Average selling price per ton of modified distillers grains	$65.10	$64.41	$71.24	$69.21
Tons of modified distillers grains sold	12,465	19,421	25,892	41,515

Net sales and revenue in the quarter ended July 31, 2026 increased approximately 6% compared to the prior fiscal year second quarter. Net sales and revenue in the six months ended July 31, 2026 increased approximately 3% compared to the first six months of fiscal year 2025.

Ethanol revenue, net of hedging, increased 2% in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025 as the selling price per gallon increased 2%, while gallons sold remained consistent. Ethanol revenue, net of hedging, decreased 2% in the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 as the selling price per gallon decreased 2%, while gallons sold remained consistent. Ethanol pricing is affected by many factors, including overall market supply and demand, as well as corn and gasoline pricing.

Dried distillers grains revenue increased 14% in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025 as there was a 16% increase in the average price per ton sold, offset slightly by a 2% decrease in tons sold. Dried distillers grains revenue increased 11% in the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 as there was an 11% increase in the average price per ton sold, while tons sold remained consistent. The increase in the dried distillers grains selling price primarily reflects increased soymeal prices, which are often correlated with the price of distillers grains, as well as increased export demand.

Distillers corn oil revenue increased approximately 41% in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025 as the selling price per pound increased 33% and the amount of pounds sold increased 5%. Distillers corn oil revenue increased approximately 36% in the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 as the selling price per pound increased 26% and the amount of pounds sold increased 8%. The corn oil yield per bushel ground improved at our consolidated ethanol plants in the three and six month periods ended July 31, 2026, relative to the comparable periods in fiscal 2025. The increase in the distillers corn oil selling price resulted primarily from fluctuations in demand in the renewable biodiesel market.

Modified distillers grains revenue decreased 35% in the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2025 as the amount of tons sold decreased by 36%, offset partially with a 1% increase in the average selling price per ton sold. Modified distillers grains revenue decreased 36% in the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 as the amount of tons sold decreased by 38%, offset partially with a 3% increase in the average selling price per ton sold. The increase in the modified distillers grains selling price primarily reflects increased soymeal prices, as well as fluctuations in local demand. Our consolidated plants’ decisions to sell modified or dried distillers grains fluctuate from time to time based upon local market conditions.

The Company has determined that it qualifies for clean fuel production tax credits allowable under the IRA and OBBBA. The benefit recognized is determined based on the Company’s CI score to date. The Company recorded $18.4 million and $26.0 million in 45Z production tax credit income during the three months ended and six months ended July 31, 2026, respectively, and did not record any in the comparable prior fiscal year periods as proposed regulations had not yet been issued. Of the credits recorded in the three months ended July 31, 2026, $5.4 million represented incremental production tax credit income related to the previous quarter as the Company determined it now anticipates monetizing credits earned in fiscal year 2026 and began recognizing the year-to-date credits at a higher rate based upon the revised 45ZCF-GREET model released removing indirect land-use change from the carbon intensity calculation.

Cost of sales decreased 7% in the quarter ended July 31, 2026, compared to the prior fiscal year second quarter. Corn accounted for approximately 77% ($102.3 million) of our cost of sales during the second quarter of fiscal year 2026 compared to approximately 74% ($106.5 million) during the second quarter of fiscal year 2025. Natural gas accounted for approximately 4% ($5.4 million) of our cost of sales during the second quarter of fiscal year 2026 and 4% ($5.7 million) in the second quarter of fiscal year 2025. Cost of sales decreased 7% in the six months ended July 31, 2026, compared to the first six months of fiscal year 2025. Corn accounted for approximately 76% ($204.0 million) of our cost of sales during the first six months of fiscal year 2026 compared to approximately 74% ($212.9 million) during the first six months of fiscal year 2025. Natural gas accounted for approximately 5% ($14.1 million) of our cost of sales during the first six months of fiscal year 2026 and 5% ($13.8 million) in the first six months of fiscal year 2025.

As a result of the foregoing, gross profit for the second quarter of fiscal year 2026 increased approximately $39.0 million compared to the prior fiscal year second quarter. Gross profit for the first six months of fiscal year 2026 increased approximately $53.7 compared to the first six months of fiscal year 2025.

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

SG&A expenses for the second quarter of fiscal year 2026 were approximately $15.6 million (9.3% of net sales and revenue), an increase of approximately $9.4 million or 152% from approximately $6.2 million (3.9% of net sales and revenue) for the second quarter of fiscal year 2025. SG&A expenses for the first six months of fiscal year 2026 were approximately $25.4 million (7.8% of net sales and revenue), an increase of approximately $13.2 million or 109% from approximately $12.1 million (3.8% of net sales and revenue) for the first six months of fiscal year 2025. The dollar increase compared to the prior year is partially related to a $4.7 million increase and $7.5 million increase in performance bonuses in the three and six months periods ended July 31, 2026, primarily attributable to the increase in net income. Additionally, there was an increase of $3.0 million related to restricted stock awards granted to certain executive officers in the second quarter of 2026, which were expensed upon issuance.

During the second quarter of fiscal year 2026, we recognized income from our equity investment in Big River of approximately $7.2 million compared to income of approximately $0.9 million for the second quarter of fiscal year 2025. In the second quarter of fiscal year 2026, approximately $1.8 million of our recognized income from Big River was from Section 45Z tax credits. During the first six months of fiscal year 2026, we recognized income from our equity investment in Big River of approximately $10.8 million compared to income of approximately $1.9 million for the first six months of fiscal year 2025. In the first six months of fiscal year 2026, approximately $3.6 million of our recognized income was from Section 45Z tax credits. Big River did not recognize any benefit from Section 45Z tax credits in the three and six month periods ended July 31, 2025 as proposed regulations had not yet been issued. Our investment in Big River, which has interests in four ethanol production plants, represents an effective ownership of approximately 40.8 million gallons of ethanol shipped in the trailing twelve months ended July 31, 2026. Due to the inherent volatility of commodity prices within the ethanol industry, we cannot predict the likelihood of future operating results from Big River being similar to historical results.

Interest and other income was approximately $3.2 million for the second quarter of fiscal year 2026 versus approximately $3.1 million for the second quarter of fiscal year 2025. Interest and other income was approximately $6.5 million for the first six months of fiscal year 2026 versus approximately $7.3 million for the first six months of fiscal year 2025. One of our consolidated ethanol plants recognized $0.6 million less in patronage income from an investment in a cooperative in the first six months fiscal year 2026

($0.1 million) compared to the first six months of fiscal year 2025 ($0.7 million). We do not expect patronage income from this investment in a cooperative to be significant in future periods.

As a result of the foregoing, income before income taxes was approximately $48.1 million and $12.1 million for the second quarter of fiscal years 2026 and 2025, respectively. Income before income taxes was approximately $74.2 million and $25.7 million for the first six months of fiscal years 2026 and 2025, respectively.

The Company applies an effective tax rate to interim periods that is consistent with the Company’s estimated annual tax rate as adjusted for discrete items impacting the interim periods. Our income tax provision was approximately $7.5 million and $2.8 million for the three months ended July 31, 2026 and 2025, respectively. Our income tax provision was approximately $11.9 million and $5.7 million for the first six months of fiscal years 2026 and 2025, respectively.

As a result of the foregoing, net income was approximately $40.6 million for the second quarter of fiscal year 2026 compared to approximately $9.3 million for the second quarter of fiscal year 2025. Net income was approximately $62.3 million for the first six months of fiscal year 2026 compared to approximately $20.0 million for the first six months of fiscal year 2025.

Net income attributable to noncontrolling interests was approximately $5.7 million for the second quarter of fiscal year 2026 and $2.2 million for the second quarter of fiscal year 2025. Net income attributable to noncontrolling interests was approximately $8.9 million for the first six months of fiscal year 2026 and $4.2 million for the first six months of fiscal year 2025. These amounts represent the other owners’ share of the income of NuGen and One Earth.

As a result of the foregoing, net income attributable to REX common shareholders for the second quarter of fiscal year 2026 was approximately $34.9 million, compared to net income attributable to REX common shareholders of approximately $7.1 million for the second quarter of fiscal year 2025. Net income attributable to REX common shareholders from the first six months of fiscal year 2026 was approximately $53.4 million, compared to net income attributable to REX common shareholders of approximately $15.8 million for the first six months of fiscal year 2025.

Liquidity and Capital Resources

Summary of Cash Flows and Working Capital (dollar amounts in thousands):

	Six Months Ended July 31,
	2026	2025
Net cash provided by operating activities	$38,023	$12,808
Net cash (used in) provided by investing activities	$(131,495)	$67,533
Net cash used in financing activities	$(3,934)	$(35,634)

	July 31, 2026	January 31, 2026
Working capital	$391,539	$372,451
Current ratio	6.9x	5.9x

Operating Activities

Net cash provided by operating activities was $38.0 million for the first six months of fiscal year 2026, compared to $12.8 million provided by operating activities in the prior year period.

Operating cash flows for the six month period ended July 31, 2026 reflected net income of $62.3 million and non-cash adjustments of $11.7 million, and consisted of depreciation, noncash operating lease expense, amortization of finance right-of-use asset, income from equity method investments, interest income from short-term investments, the deferred income tax provision, stock-based compensation expense, and loss on disposal of property and equipment. Big River paid dividends to REX of approximately $2.0 million during the first six months of fiscal year 2026. These inflows were offset by various changes to working capital of $38.1 million during the first six months of fiscal year 2026, most significantly including:

●	Use of cash of $27.3 million from the increase in prepaid expenses and other, primarily as a result of the recording of production tax credit assets of $26.0 million in fiscal year 2026.
●	Use of cash of $8.8 million from the increase in accounts receivable as a result of the timing of products shipping and the receipt of customer payments at our consolidated ethanol plants.
●	Use of cash of approximately $3.9 million from the decrease in accrued expenses and other liabilities as a result of a reduction in the lease liability of $3.3 million from payments made during the year, and a decrease in accrued utilities of approximately $1.1 million.
●	Cash provided of $3.8 million from the decrease in refundable income taxes due primarily to the accrual of the federal taxes currently payable being more than the estimated federal tax payments made to date. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed.

In fiscal year 2025, operating cash flow reflected net income of $20.0 million and non-cash adjustments of $11.4 million. Big River paid dividends to REX of approximately $2.5 million during the first six months of fiscal year 2025. These inflows were offset by various changes to working capital of approximately $21.1 million, most significantly caused by:

●	Use of cash of approximately $9.9 million due to a decrease in accounts payable, primarily related to the timing of inventory receipts and vendor payments.
●	Use of cash of approximately $5.5 million from the decrease in other liabilities primarily caused by a decrease in accrued payroll which used cash of approximately $4.4 million, due to the timing of annual bonus payments. Additionally, a decrease in the lease liability used cash of $3.0 million based on payments made during the quarter. These decreases are partially offset by an increase in other current liabilities of $1.9 million.
●	Use of cash of approximately $3.3 million due to an increase in accounts receivable as a result of the timing of products shipping and the receipt of customer payments at our consolidated ethanol plants.
●	Use of cash of $2.0 million from the increase in refundable income taxes due primarily to the accrual of the federal taxes currently payable being less than the estimated federal tax payments made to date. While the Company has tax credits available to offset all amounts owed, the Company is limited to using tax credits for only 75% of federal taxes owed.

Investing Activities

Net cash used in investing activities was $131.5 million in the first six months of fiscal year 2026 versus $67.5 million provided in the first six months of fiscal year 2025. In fiscal 2026, capital expenditures totaled $35.0 million, primarily at One Earth, which includes the plant expansion project ($27.5 million) and carbon sequestration ($0.8 million). Treasury activity used net cash, as $320.8 million of purchases exceeded $224.0 million of maturities of short term investments.

In the first six months of fiscal year 2025, capital expenditures were $28.9 million, primarily for various capital projects at our consolidated ethanol plants, including $9.7 million for the expansion project at the One Earth facility and $2.1 million for the carbon sequestration project. Treasury activity provided net cash, as $90.7 million of purchases were more than offset by $187.0 million of maturities for short-term investments.

Financing Activities

Net cash used in financing activities was $3.9 million in the first six months fiscal year 2026, due to $2.2 million paid to noncontrolling interests holders and $1.6 million in repurchases of common shares. In the first six months of fiscal year 2025, financing outflows were $35.6 million, including $33.4 million for stock repurchases, and $2.3 million for payments to noncontrolling interests holders.

Capital Resources

At July 31, 2026, working capital was $391.5 million with a current ratio of 6.9x. The Company continues to investigate various uses for our excess cash and short-term investments, including stock repurchases and potential investments in ethanol, energy, carbon sequestration, and agriculture-related ventures.

As of July 31, 2026, we had spent $59.1 million since inception and were contractually committed to spend an additional $0.3 million toward the carbon sequestration project. As of July 31, 2026, we had spent $132.1 million since inception and were contractually committed to spend an additional $3.9 million toward the plant capacity expansion project. For all projects, we currently anticipate spending $20 million to $30 million during the remainder of fiscal year 2026. We plan to pay for all expenditures from available cash.

At July 31, 2026, 2,320,385 shares remained authorized for repurchase under the Company’s buyback program. Repurchases are generally made when management deems the shares to trade at a discount to intrinsic value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.

We manage a portion of our risk with respect to the volatility of commodity prices inherent in the ethanol industry by using forward fixed-price purchase and fixed-price sale contracts and exchange traded commodity futures contracts. Our remaining exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated effect on pre-tax income for the twelve months following July 31, 2026 and is as follows, assuming normal operating capacity (amounts in thousands):

Commodity	Estimated Total Volume for 12 Months	Unit of Measure	Decrease in Pre-tax Income From a 10% Adverse Change in Price

Ethanol	320,000	Gallons	$ 59,307
Corn	110,725	Bushels	$ 42,713
Distillers Grains	725	Tons	$ 10,032
Distillers Corn Oil	113,850	Pounds	$ 7,528
Natural Gas	7,400	MmBtu	$ 1,524

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s repurchase of its common stock during the period covered by this report:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1-31, 2026	-	$-	-	2,357,186
June 1-30, 2026	36,801	42.97	36,801	2,320,385
July 1-31, 2026	-	-	-	2,320,385

Total	36,801	$42.97	36,801	2,320,385

(1)	On March 25, 2025, the Board of Directors authorized the repurchase from time to time of up to an additional 3,000,000 shares through open market transactions, privately negotiated transactions, or transactions by other means in accordance with applicable securities laws. At July 31, 2026, a total of 2,320,385 shares remained available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the three month period ended July 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed with this report:

3(a)	Restated Certificate of Incorporation of REX American Resources Corporation (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on June 3, 2026, File No. 001-09097)

10(a)^	REX American Resources Corporation 2026 Incentive Plan (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed on June 3, 2026, File No. 001-09097)

10(b)^	Form of Restricted Stock Award Agreement under the REX American Resources 2026 Incentive Plan (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K filed on June 3, 2026, File No. 001-09097)

10(c)^	Form of Restricted Stock Unit Award Agreement under the REX American Resources 2026 Incentive Plan (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K filed on June 12, 2026, File No. 001-09097)

10(d)^	Employment Agreement dated as of June 29, 2026 between REX Management, Inc. (an indirect wholly-owned subsidiary of the Company) and Stuart A. Rose (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2026, File No. 001-09097)

10(e)^	Employment Agreement dated as of June 29, 2026 between REX Management, Inc. (an indirect wholly-owned subsidiary of the Company) and Zafar A. Rizvi (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 1, 2026, File No. 001-09097)

10(f)^	Employment Agreement dated as of June 29, 2026 between REX Management, Inc. (an indirect wholly-owned subsidiary of the Company) and Douglas L. Bruggeman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 1, 2026, File No. 001-09097)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32**	Section 1350 Certifications

101*	The following information from REX American Resources Corporation Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

^ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REX American Resources Corporation Registrant

Signature	Title	Date

/s/ Zafar A. Rizvi (Zafar A. Rizvi)	Chief Executive Officer and President (Principal Executive Officer)	September 3, 2026

/s/ Douglas L. Bruggeman (Douglas L. Bruggeman)	Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 3, 2026